Form 10-Q
period 1995-03-31
MEDALIST INDUSTRIES INC
filed 1995-05-15
CIK 64493

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1995
                               _______________________________________________

                                        OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________


Commission file number                     1-6322
                       _______________________________________________________


                            Medalist Industries, Inc.
           __________________________________________________________
           (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-0873294
_______________________________________     __________________________________
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                        10850 West Park Place, Suite 150
                           Milwaukee, Wisconsin  53224
           __________________________________________________________
                    (Address of principal executive offices)
                                    (Zip Code)

                                 (414) 359-3000
           __________________________________________________________
              (Registrant's telephone number, including area code)

           __________________________________________________________
              (Former name, former address and former fiscal year,
                            if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X]  Yes           [ ]  No


     Number of shares of common stock outstanding as of March 31, 1995:
3,858,610 par value $1.00 per share

PART I -- FINANCIAL INFORMATION

Item 1.  Financial statements.

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Reports on Form 10-K.

   Financial statements presented are:
       Consolidated balance sheets -- March 31, 1995, and December 31, 1994. Consolidated statement of operations for the three months ended March 31, 1995 and 1994.
       Consolidated statement of cash flows for the three months ended March
         31, 1995 and 1994.
       Notes to condensed consolidated financial statements -- March 31, 1995

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


RESULTS OF OPERATIONS

     Revenues of $34.4 million for the period ending March 31, 1995 were flat when compared to the same period in 1994. However, last year's results included $1.6 million of revenues from the Redi-Bolt operation, included in the Company's Hardware Division, which was sold at year end 1994. The remaining operations in the Hardware Division reported a 12% increase in revenues. The Company's C-Tech Division reported a 16% increase in revenues, resulting from expanded activity with existing customers. The Industrial Fastener Division's revenues were flat period to period.

     Gross margins as a percentage of net sales for the first quarter were down 1.3% from the first quarter in 1994. Gross margins were impacted as the Industrial Fastener Division experienced lower margin contributions from the loss in 1994 of customers whose products carried higher profit margins. The Company has made progress in regaining its position with some of the customers it lost.

     Selling, general and administrative expenses increased 1.8% when compared to the first quarter of 1994. The Company's C-Tech Division experienced a 6% increase in operating expenses over the first quarter of 1994, due to the opening of an additional branch during the second quarter of 1994. The Industrial Fastener Division reported a 5.8% decrease in operating expenses, reflecting efforts to streamline the operations.

     Interest expense for the quarter of $1.0 million was up $.2 million from the $.8 million reported for the same quarter in 1994. This increase reflects the higher interest rates in existence at March 31, 1995 as compared to March 31, 1994.

     Net income for the quarter was $.5 million versus net income of $1.4 million for the same quarter of last year. The Company had no provision for income taxes in 1995 or 1994 due to utilization of net operating loss carryforwards.
                                    - 2 -

CHANGES IN FINANCIAL CONDITION

     The Company's working capital increased from December 31, 1994 by $.9 million to $30.7 million at March 31, 1995. A $2.2 million increase in accounts receivable from year end levels, due to seasonality, was the most significant contributor to the increase in working capital. Inventories at March 31, 1995 remained almost flat with year end amounts. The increase in accounts receivable was partially offset by increases in trade payables and accruals and a $1.3 million decrease in cash. The decrease in cash was used to pay down bank debt by $.5 million and to repurchase $.5 million of the Company's subordinated debentures. The Company had no material commitments for capital expenditures at March 31, 1995.

     As reported in the Company's 1994 Annual Report, the Company's credit facility was amended effective January 20, 1995. Through this amendment, the Company's Lenders increased the Company's term loan availability by $4.2 million (staying within the existing $40 million credit facility), extended the availability of the credit agreement from January 14, 1996 to January 14, 1997, and amended certain of the financial covenants. First quarter results were within these 1995 covenants.

                                    - 3 -

Consolidated balance sheets
Dollars in thousands (unaudited)
==============================================================================
                                                March 31,         December 31,
                                                1995              1994
                                                ____________      ____________

Assets
  Current assets:
   Cash                                         $        486      $      1,765
   Accounts receivable, less allowance
   for doubtful accounts of $1,173 and $1,229         17,653            15,501
   Inventories                                        30,279            30,066
   Prepaid expenditures                                2,503             2,625
   Assets held for sale                                  228               255
                                                ____________      ____________
   Total current assets                               51,149            50,212

  Other assets:
   Intangibles less accumulated amortization
    of $4,591 and $4,284                              21,568            21,874
   Other noncurrent assets                             5,524             5,375
                                                ____________      ____________
   Total other assets                                 27,092            27,249

  Plant and equipment, at cost:
   Land & buildings                                      590               590
   Machinery and equipment                            26,057            25,983
                                                ____________      ____________
   Total                                              26,647            26,573
    Less accumulated depreciation                     11,100            10,330
                                                ____________      ____________
   Net plant and equipment                            15,547            16,243
                                                ____________      ____________
  Total assets                                  $     93,788      $     93,704
                                                ============      ============

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                             $     11,462      $     10,967
   Accrued liabilities                                 4,889             4,773
   Current maturities of debt                          2,544             3,030
   Liabilities related to discontinued
    operations                                         1,565             1,675
                                                ____________      ____________
   Total current liabilities                          20,460            20,445

Long-term liabilities:
  Long-term debt                                      31,666            32,189
  Convertible subordinated debentures                  7,760             7,760
  Other liabilities                                    3,546             3,631
                                                ____________      ____________
  Total long-term liabilities                         42,972            43,580


Stockholders' equity
  Common stock ($1.00 par value), authorized
   10,000,000 issued 3,858,610 shares
   March 31, 1995 and 3,837,054 shares
   December 31, 1994                                   3,859             3,837
  Capital in excess of par value                      17,054            16,934
  Retained earnings                                    9,443             8,908
                                                ____________      ____________
  Total stockholders' equity                          30,356            29,679
                                                ____________      ____________
Total liabilities and stockholders' equity      $     93,788      $     93,704
                                                ============      ============
                                      - 4 -


Consolidated statement of operations
Dollars in thousands except per share data (unaudited)
==============================================================================
                                                       Three months
                                                       _______________________
                                                       Periods ended March 31,
                                                       _______________________
                                                       1995          1994
                                                       __________    _________

Net sales of continuing operations                      $  34,419    $  34,670
  Cost of products sold                                    26,034       25,755
  Selling, general & administration                         6,825        6,704
                                                        _________    _________

Operating income                                            1,560        2,211

  Interest expense                                          1,025          776
                                                        _________    _________

Income before income taxes                                    535        1,435

  Provision for income taxes                                    0            0
                                                        _________    _________

Net income                                              $     535    $   1,435
                                                        =========    =========

Earnings per share
 Primary
   Net income                                           $    0.14    $    0.37
                                                        =========    =========

 Assuming full dilution
   Net income                                           $    0.14    $    0.37
                                                        =========    =========

Average shares outstanding - Primary                    3,854,408    3,890,304
Average shares outstanding - Full Dilution              3,854,408    3,890,304

                                      - 5 -

Consolidated statement of cash flows
Dollars in thousands (unaudited)
==============================================================================
[CAPTION]
                                                  Three months
                                                  __________________________
                                                  Periods ended March 31,
                                                  __________________________
                                                  1995           1994
                                                  ____________   ___________

[S]                                               [C]            [C]
Cash flows from operating activities
  Net income                                      $        535   $     1,435
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Depreciation                                             820           671
  Amortization                                             307           372

  Changes in
   Accounts receivable                                  (2,152)       (2,685)
   Inventories                                            (213)       (1,559)
   Other current assets                                    122           361
   Accounts payable and accrued liabilities                611         3,859
   Noncurrent assets and liabilities                      (234)         (500)
                                                  ____________  ____________
  Net cash provided by (used in) continuing
   operations                                             (204)        1,954

Cash flows (to) discontinued operations                    (83)          (77)

Cash flows from (used) by investing activities
  Purchases of plant and equipment                        (184)       (1,039)
  Proceeds from disposal of plant and equipment             59             0
                                                  ____________  ____________
  Net cash (used) by investing activities                 (125)       (1,039)

Cash flows from financing activities
  Net bank debt (decrease)                                (525)         (953)
  Subordinate debenture (decrease)                        (484)            0
  Proceeds from sale of common stock                       142            25
                                                  ____________  ____________
  Net cash (used) by financing activities                 (867)         (928)
                                                  ____________  ____________

Net (decrease) in cash                                  (1,279)          (90)


Cash at beginning of period                              1,765           472
                                                  ____________  ____________


Cash at end of period                             $        486  $        382
                                                  ============  ============

Cash paid (recovered) for
  Interest                                        $        882  $        593
  Income taxes                                    $         15  $       (196)

                                     - 6 -
[/TABLE]

Notes to condensed consolidated financial statements
Dollars in thousands (unaudited)
==============================================================================

1. The statements presented herein reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods shown. Operating results for the periods ending March 31, 1995, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

2. Inventories are stated at the lower of last-in-first-out cost or market. Inventory cost includes material, labor, and all work associated with production. The major classes of inventory are not segregated on the books of the Company as to raw materials, work in process, and finished products, except at the date of a physical inventory, which are at interim dates for most divisions. However, a reasonable estimate of these allocations of inventory are as follows:

                                            March 31,          December 31,
                                            1995               1994
                                            ___________        ___________

     Raw materials                          $     3,930        $     3,955
     Work in process                              5,167              4,425
     Finished product                            21,182             21,686
                                            ___________        ___________
     Total                                  $    30,279        $    30,066
                                            ===========        ===========


3. The earnings per common share computation for the periods ended March 31, are as follows:

                                     Three months ended March 31,
                                     _________________________________________
                                     1995                  1994
                                     ___________________   ___________________
                                     Shares     Earnings   Shares     Earnings
                                     _________  ________   _________  ________

 Average shares outstanding          3,854,408             3,817,873
 Net income                                     $    535              $  1,435
 Assumed issuance of stock upon
  the exercise of stock options              0         0      72,431         0
                                     _________  ________   _________  ________
 Basis of primary computation        3,854,408  $    535   3,890,304  $  1,435
                                     =========  ========   =========  ========

 Earnings per share                             $   0.14              $   0.37
                                                ========              ========

Fully diluted
 Average shares outstanding          3,854,408             3,817,873
 Net income                                     $    535              $  1,435
 Assumed issuance of stock upon
  the exercise of stock options              0         0      72,431         0
 Assumed issuance of common stock upon
  the conversion of Convertible
  Subordinated Debentures and the
  elimination of related after-tax

                                        - 7 -
  interest expense                           0         0           0         0
                                     _________  ________   _________  ________
 Basis of fully-diluted computation  3,854,408  $    535   3,890,304  $  1,435
                                     =========  ========   =========  ========

 Earnings per share                             $   0.14              $   0.37
                                                ========              ========


                                      - 8 -

PART II -- OTHER INFORMATION

Item 1.    Legal proceedings.  N/A

Item 2.    Changes in securities.  N/A

Item 3.    Defaults upon senior securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders.

     On April 27, 1995, the Company held its annual meeting of shareholders. The shareholders re-elected as directors Messrs. Peter A. Fischer (3,046,488 for, 21,744 against, 84,644 abstentions), and John S. Sammond (3,054,929 for, 13,303 against, 84,644 abstentions). The current terms of Messrs. Burker, Dodson, Howenstine, and Secrist as directors also continued after the meeting.

Item 5.    Other Information.  N/A

Item 6.    Exhibits and reports on Form 8-K.  N/A

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.





SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Medalist Industries, Inc.



By:  /s/ William C. O'Loughlin  05/12/95    /s/ John T. Paprocki  05/12/95
     ___________________________________    ________________________________
     William C. O'Loughlin       Date       John T. Paprocki         Date
     Secretary                              Chief Financial Officer

                                      - 9 -