Form 10-Q
period 1995-06-30
MEDALIST INDUSTRIES INC
filed 1995-08-10
CIK 64493

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1995
                               _______________________________________________

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

                          [X]  Yes           [ ]  No


     Number of shares of common stock outstanding as of June 30, 1995:
3,864,898 par value $1.00 per share

PART I -- FINANCIAL INFORMATION

Item 1.  Financial statements.

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   Financial statements presented are:
       Consolidated balance sheets -- June 30, 1995 and December 31, 1994. Consolidated statement of operations for the three and six months ended
         June 30, 1995 and 1994.
       Consolidated statement of cash flows for the six months ended June 30,
         1995 and 1994.
       Notes to condensed consolidated financial statements -- June 30, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


RESULTS OF OPERATIONS

     Revenues of $32.3 million for the second quarter ended June 30, 1995 were down $2.3 million from the comparable period of 1994. However, last year's results included $1.8 million of revenues from the Redi-Bolt operation, included in the Company's Hardware Division, which was sold at year end 1994. Revenues for the remaining operations in the Hardware Division were flat period to period. The Industrial Fastener Division, adversely affected by earlier than usual customer shutdowns in the automotive industry, experienced a 3% decrease in quarterly revenues when compared to the same period in 1994. The Company's C-Tech Division reported a 4% increase in quarterly revenues as it began to benefit from the opening of two new branches during the second quarter. However, it too was affected by early customer shut-downs and reduced customer production levels during the last half of the quarter.

     For the first six months of 1995 revenues of $66.7 million compared to $69.2 million in 1994. Included in the $69.2 million was $3.4 million in revenues from the Company's former Redi-Bolt operation which, as mentioned above, was sold at the end of 1994. While the C-Tech Division's rapid growth slowed during the second quarter its revenues for the first six months were 10% higher than for the same period in 1994. The Company's Hardware operation reported a 6% increase while the Industrial Fastener Division reported a 3% decrease during the first half of 1995.

     Quarterly gross margins as a percentage of net sales increased 1.7% from the second quarter 1994 level as the C-Tech Division's sales growth and the Industrial Fastener Division's success in improving overall efficiencies positively impacted gross margins. Gross margins for the first six months were flat period to period.

     Selling, general and administrative expenses for the second quarter were 16% lower than the second quarter of 1994. Although the Company's C-Tech Division's operating expenses were higher this year, due to start up costs of two additional branches and increased employment, the Industrial Fastener Division reported a 16% decrease in expenses. This decrease reflects efforts begun in the second quarter of 1994 to streamline the operations.

     Interest expense for the second quarter was up 18% compared to the second quarter of last year and up 25% for the first six months. This increase is due entirely to higher interest rates as the level of bank borrowings is down period to period.

     Net income for the current quarter was $.5 million versus a net loss of $.6 million for the same quarter last year. Approximately 45% of the second quarter 1995 earnings were due to favorable non-operational accrual adjustments. Net income for the six months was $1.0 million versus $.8 million for the comparable period last year. The Company had no provision for income taxes in 1995 or 1994 due to utilization of net operating loss carryforwards.

CHANGES IN FINANCIAL CONDITION

     The Company's working capital decreased $1.7 million from December 31, 1994 to $28.1 million at June 30, 1995. A $1.3 million decrease in cash, used to paydown long term debt, and a $1.2 million decrease in inventories were the major contributors to the working capital decrease. Inventory decreases at the Company's Industrial Fastener operation were partially offset by inventory increases at the Company's C-Tech operation due to continued customer volume growth. The Company had no material outstanding commitments for capital expenditures at June 30, 1995. First half 1995 capital expenditures were $1.4 less than the same period a year ago.

     Although the Company had significantly reduced its long term debt during the first six months of the year, down almost $4.0 million from December 31, 1994, it was not able to meet its interest coverage ratio under the covenants of its credit facility for the second quarter of 1995 and its leverage ratio for the month of April 1995. The leverage ratio violation occurred due to an earlier than normal retirement of subordinated debt. The Company's bank group has issued waivers on both violations.

     Management believes that the Company's ability to generate funds through its operations and its existing credit facilities are sufficient to provide the necessary funding to continue its growth plans and operations through the end of 1995.


Consolidated balance sheets
Dollars in thousands (unaudited)
==============================================================================
                                                June 30,          December 31,
                                                1995              1994
                                                ____________      ____________
Assets
  Current assets:
   Cash                                         $        510      $      1,765
   Accounts receivable, less allowance
    for doubtful accounts of $1,017 and $1,229        14,962            15,501
   Inventories                                        28,896            30,066
   Prepaid expenditures                                3,180             2,625
   Assets held for sale                                  218               255
                                                ____________      ____________
   Total current assets                               47,766            50,212

  Other assets:
   Intangibles less accumulated amortization
    of $4,889 and $4,284                              21,270            21,874
   Other noncurrent assets                             5,570             5,375
                                                ____________      ____________
   Total other assets                                 26,840            27,249

  Plant and equipment, at cost:
   Land & buildings                                      593               590
   Machinery and equipment                            26,545            25,983
                                                ____________      ____________
   Total                                              27,138            26,573
   Less accumulated depreciation                      11,776            10,330
                                                ____________      ____________
   Net plant and equipment                            15,362            16,243
                                                ____________      ____________
  Total assets                                  $     89,968      $     93,704
                                                ============      ============

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                             $     10,325      $     10,967
   Accrued liabilities                                 4,745             4,773
   Current maturities of debt and capital leases       3,024             3,030
   Liabilities of discontinued operations              1,619             1,675
                                                ____________      ____________
   Total current liabilities                          19,713            20,445

Long-term liabilities:
  Long-term debt                                      28,703            32,140
  Obligations under capital leases                        40                49
  Convertible subordinated debentures                  7,242             7,760
  Other liabilities                                    3,373             3,631
                                                ____________      ____________
  Total long-term liabilities                         39,358            43,580

Stockholders' equity
  Common stock ($1.00 par value), authorized
   10,000,000 issued 3,864,898 shares
   June 30, 1995 and 3,837,054 shares
   December 31, 1994                                   3,865             3,837
  Capital in excess of par value                      17,083            16,934
  Retained earnings                                    9,949             8,908
                                                ____________      ____________
  Total stockholders' equity                          30,897            29,679
                                                ____________      ____________
Total liabilities and stockholders' equity      $     89,968      $     93,704
                                                ============      ============
==============================================================================


Consolidated statement of operations
Dollars in thousands except per share data (unaudited)
==============================================================================
                                    Periods ended June 30, 1995
                                    __________________________________________
                                    Three months          Six months
                                    ___________________   ____________________
                                    1995        1994       1995       1994
                                    ________    _______    _______    ________
Net sales                           $ 32,285   $ 34,552   $ 66,704   $ 69,222
  Cost of products sold                24,151     26,440     50,070     52,117
  Selling, general & administration     6,602      7,872     13,542     14,653
                                    _________   ________   ________   ________

Operating income                        1,532        240      3,092      2,452

  Interest expense                      1,026        870      2,051      1,647
                                    _________   ________   ________   ________

Income (loss) before income taxes         506       (630)     1,041        805

  Provision for income taxes                0          0          0          0
                                    _________   ________   ________   ________

Net income (loss)                   $     506   $   (630)  $  1,041   $    805
                                    =========   ========   ========   ========

Earnings (loss) per share
  (based on average outstanding
  common stock and common stock equivalents)
  Primary
    Net income (loss)               $    0.13   $  (0.16)  $   0.27   $   0.21
                                    =========   ========   ========   ========

Assuming full dilution
    Net income (loss)               $    0.13   $  (0.16)  $   0.27   $   0.21
                                    =========   ========   ========   ========

Average shares outstanding:
  Primary                           3,862,951  3,841,579  3,859,161  3,862,542
  Full Dilution                     3,864,650  3,841,579  3,859,557  3,862,542

==============================================================================



Consolidated statement of cash flows
Dollars in thousands (unaudited)
==============================================================================
                                                  Periods ended June 30
                                                  __________________________
                                                  Six months
                                                  __________________________
                                                  1995           1994
                                                  ____________   ___________
Cash flows from operating activities
  Net income                                      $      1,041   $       805
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation                                           1,535         1,347
  Amortization                                             605           739
  (Gain)/loss on disposal of plant and equipment            (4)           26

  Changes in
   Accounts receivable                                     539        (1,603)
   Inventories                                           1,170        (1,310)
   Other current assets                                   (555)         (341)
   Accounts payable and accrued liabilities               (670)        3,373
   Noncurrent assets and liabilities                      (453)         (886)
                                                  ____________  ____________
  Net cash provided by continuing operations             3,208         2,150

Cash flows used by discontinued operations                 (19)         (427)

Cash flows from investing activities
  Purchases of plant and equipment                        (710)       (2,147)
  Proceeds from disposal of plant and equipment             59             0
                                                  ____________  ____________
  Net cash used by investing activities                   (651)       (2,147)

Cash flows from financing activities
  Net bank debt increase (decrease)                     (3,443)        1,418
  Net subordinate debenture increase (decrease)           (518)         (518)
  Net capital lease increase (decrease)                     (9)          (14)
  Proceeds from sale of common stock                       177           113
                                                  ____________  ____________
  Net cash provided (used) by
    financing activities                                (3,793)          999


Net increase (decrease) in cash                         (1,255)          575


Cash at beginning of period                              1,765           472
                                                  ____________  ____________


Cash at end of period                             $        510  $      1,047
                                                  ============  ============

Cash paid for:
  Interest                                        $      1,655  $      1,510
  Income taxes                                    $         48  $        116


Notes to condensed financial statements
Dollars in thousands (unaudited)
==============================================================================

1. The statements presented herein reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods shown. Operating results for the periods ending June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

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

                                            June 30,           December 31,
                                            1995               1994
                                            ___________        ___________

     Raw materials                          $     3,779        $     3,955
     Work in process                              4,046              4,425
     Finished product                            21,071             21,686
                                            ___________        ___________
     Total                                  $    28,896        $    30,066
                                            ===========        ===========


3. The earnings per common share computation for the periods ended June 30, are as follows:

                                     Three months ended June 30,
                                     _________________________________________
                                     1995                  1994
                                     ___________________   ___________________
                                     Shares     Earnings   Shares     Earnings
                                     _________  ________   _________  ________

 Average shares outstanding          3,862,951             3,820,203
 Net income (loss)                              $    506              $  (630)
 Assumed issuance of stock upon
  the exercise of stock options              0         0      21,376        0
                                     _________  ________   _________  ________
 Basis of primary computation        3,862,951  $    506   3,841,579  $  (630)
                                     =========  ========   =========  ========
 Earnings per share                             $   0.13              $ (0.16)
                                                ========              ========

Fully diluted
 Average shares outstanding          3,862,951             3,820,203
 Net income (loss)                              $    506              $  (630)
 Assumed issuance of stock upon
  the exercise of stock options          1,699         0      21,376        0
                                     _________  ________   _________  ________
 Basis of fully-diluted computation  3,864,650  $    506   3,841,579  $  (630)
                                     =========  ========   =========  ========
 Earnings (loss) per share                      $   0.13              $ (0.16)
                                                ========              ========


                                     Six months ended June 30,
                                     _________________________________________
                                     1995                  1994
                                     ___________________   ___________________
                                     Shares     Earnings   Shares     Earnings
                                     _________  ________   _________  ________

 Average shares outstanding          3,858,703             3,819,045
 Net income                                     $  1,041              $    805
 Assumed issuance of stock upon
  the exercise of stock options            458         0      43,497         0
                                     _________  ________   _________  ________
 Basis of primary computation        3,859,161  $  1,041   3,862,542  $    805
                                     =========  ========   =========  ========
 Earnings per share                             $   0.27              $   0.21
                                                ========              ========

Fully diluted
 Average shares outstanding          3,858,703             3,819,045
 Net income                                     $  1,041              $    805
 Assumed issuance of stock upon
  the exercise of stock options            854         0      43,497         0
                                     _________  ________   _________  ________
 Basis of fully-diluted computation  3,859,557  $  1,041   3,862,542  $    805
                                     =========  ========   =========  ========
 Earnings per share                             $   0.27              $   0.21
                                                ========              ========

PART II -- OTHER INFORMATION

Item 1.    Legal proceedings.  N/A

Item 2.    Changes in securities.  N/A

Item 3.    Defaults upon senior securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders.  N/A

Item 5.    Other Information.  N/A

Item 6.    Exhibits and reports on Form 8-K.

     On April 27, 1995, Medalist reported on Form 8-K that James S.
Dahlke has joined the Company as President and Chief Executive Officer. He assumed this responsibility effective May 15, 1995 reporting to the Medalist Board of Directors.

    On April 27, 1995, Medalist reported on Form 8-K the resignation of Bruce
M. Woodward, President of the Industrial Fastener Division.


    EXHIBITS

    (10.1) Employment and Non-competition Agreement dated April 27, 1995 between the Company and James S. Dahlke - filed herewith.

    (99.1) Memoranda from Harris Bank, as agent for the Company's lenders, to the Company regarding waiver of compliance with Section 7.10 (Leverage Ratio) and Section 7.9 (Interest Coverage Ratio) of the Company's loan agreement.







SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Medalist Industries, Inc.



By:  /s/ James S. Dahlke        08/10/95      /s/ John T. Paprocki  08/10/95
     ___________________________________      ________________________________
     James S. Dahlke             Date         John T. Paprocki         Date
     President and Chief Executive Officer    Chief Financial Officer


(Exhibit (10.1) Employment and Non-competition Agreement between the Company and James S. Dahlke)
                           MEDALIST INDUSTRIES, INC.
                    EMPLOYMENT AND NONCOMPETITION AGREEMENT

     This Employment and Noncompetition Agreement is entered into this 27th day of April, 1995, by and between MEDALIST INDUSTRIES, INC., a Wisconsin corporation (the "Company"), and James S. Dahlke ("Executive").

     WHEREAS, during the course of employment, Executive will learn the Company's plans and methods of doing business as well as the identities of the Company's customers, their purchasing needs and habits and the names of the personnel charged with purchasing responsibilities; and

     WHEREAS, the Company's list of customers has been compiled by the Company and the Company's plans and methods of doing business have been developed by the company at considerable expense over a number of years; and

     WHEREAS, but for his employment at the Company, Executive would not be able to easily duplicate the Company's customer list or be thoroughly familiar with its plans and methods of doing business; and

     WHEREAS, the Company's customer list and the plans and methods of doing business are of considerable economic value to the Company; and

     WHEREAS, EXECUTIVE HAS REVIEWED THE MATTERS RECITED IN THE FOUR PARAGRAPHS ABOVE AND CONFIRMS THAT HE AGREES WITH THOSE RECITALS;

                                 NOW, THEREFORE,

In consideration of the mutual promises and covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

 1. Employment. The Company hereby employs Executive as its President and Chief Executive Officer, and Executive hereby accepts employment with the Company, in accordance with the terms and conditions set forth herein. Executive agrees to devote his full time, skill, knowledge, and attention to the business of the Company and the performance of his duties under this Agreement.

 2. Term. This Agreement shall commence on May 15, 1995 and continue until May 15, 1997, and thereafter until terminated as provided herein; provided, however, that this Agreement may be terminated earlier as provided in paragraph 6.

 3. Duties. During the term of this Agreement, Executive shall serve as the chief executive officer of the Company, to supervise and direct the operations of the Company as they are now or may hereafter be constituted. Executive shall be titled as President and Chief Executive Officer and shall have such powers and responsibilities as the Company's Board of Directors shall from time to time assign to him. Executive shall serve also, without additional compensation, in any additional offices of the Company to which he may be elected or appointed by the Company's Board of Directors. If Company requires Executive to serve principally at a place other than Milwaukee, Wisconsin or its immediate suburban area, Executive shall be entitled to reimbursement of relocation expenses in accordance with the Company's relocation program. Executive shall not directly or indirectly render any material services of a business, commercial or professional nature to any other person or
                                    - 1 -
organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors of the Company.

 4. Compensation. Executive shall receive compensation from the Company for his employment hereunder as follows:

     a. Base Salary. Executive's initial base, annual gross salary shall be $225,000 payable in approximately equal installments at the usual and customary times established by the Company. Executive's base salary shall be reviewed annually by the Compensation Committee of the Board of Directors for possible adjustment.

     b. Incentive Compensation. In additional to receiving his base salary, Executive shall be entitled to receive a one-time bonus of $25,000 promptly after his employment begins. On an ongoing basis (pro rata for 1995), Executive shall be entitled to participate in the incentive compensation programs adopted by the Company for its executive officers, with such incentive compensation currently targeted at 50% of base compensation for achieving 100% of specified goals but permitting a maximum bonus of approximately 98% of base compensation if the targets are exceeded by a sufficient amount. Notwithstanding the foregoing, the bonus for 1995 shall not be less than a pro rata bonus based on achieving 100% of the 1995 goals (i.e., not less than (7 1/2 months divided by 12 months) times (50% of $225,000), which is $70,312.50). Nothing herein shall prohibit the award of additional incentive compensation to Executive in the discretion of the Board of Directors.

     c. Vacation/Holidays. Executive shall be entitled to four weeks of paid vacation on an annualized basis, plus holidays as provided to other comparable executive employees of the Company.

     d. Expense Reimbursement. The Company shall pay, in accordance with the Company's usual and ordinary practices and upon submission of appropriate vouchers and supporting documentation, all expenses of Executive incurred in connection with the rendering of services to the Company pursuant to this Agreement, provided that such expenses are reasonable and necessary business expenses of the Company.

     e. Deductions. The Company shall deduct from the payments made to Executive hereunder (including payments under Section 5) any federal, state or local withholding or other taxes or charges which the Company is required to deduct under applicable law, and all amounts payable to Executive under this Agreement are stated before any such deductions. The Company shall have the right to rely upon written opinions of counsel if any questions arise as to any deductions.

 5. Additional Benefits. Executive shall be entitled to the following additional benefits:

     a. Participation in the Company's employee benefit plans, which currently include group term life insurance, group health insurance, long term disability insurance, and a 401(K) plan.

     b.  A car allowance of $800 per month.

     c.  Maintenance of a membership at Merrill Hills Country Club.

                                    - 2 -

     d. A one-time grant of nonqualified options to purchase 45,000 shares of the Company's common stock. The options shall have an exercise price equal to the closing price reported on NASDAQ on May 15, 1995, shall be exercisable 1/3 on each May 15, 1996, May 15, 1997, and May 15, 1998, provided Executive remains employed by the Company on each of those dates, and shall expire on the earlier of three months after his termination of employment or May 15, 2005. Executive acknowledges that both the options and the shares issuable pursuant thereto are subject to significant restrictions under applicable securities laws, and that the Company shall have no obligation to assist in his resale thereof. The certificates evidencing the shares may bear legends referring to applicable resale restrictions. In addition, Executive shall be eligible to participate in Medalist's stock option plans as approved by its shareholders and administered by the Compensation Committee of the Board of Directors.

 6.  Termination.

     a. Events Causing Termination. Notwithstanding the term set forth in paragraph 2 and any other provisions hereof, this Agreement may be terminated by the Company prior to the expiration of such term as follows:

          (i)  In the event of Executive's death or retirement.

         (ii) In the event of Executive's disability, and after expiration of the ninety (90) day period described below.

               (a) Executive shall be considered disabled if he is unable to perform his normal duties under this Agreement for a continuous period of ninety (90) consecutive days by reason of physical or mental incapacity. Termination in accordance with this provision shall not affect Executive's right, if any, to receive benefits otherwise available to him pursuant to any disability insurance plan under which Executive is covered.

               (b) If there is any dispute as to whether Executive is or was physically or mentally disabled under this Agreement, or whether his disability has ceased and he is able to resume duties, such question shall be submitted to a licensed physician agreed upon by the parties, or if the parties are unable to agree, a licensed physician appointed by the President of the Medical Society of Milwaukee County, Wisconsin, at the request of either party. Executive shall submit to such examinations and provide information as such physician may request, and the determination of such physician as to Executive's physical or mental condition shall be binding and conclusive on the parties. The Company agrees to pay the cost of any such physician and examinations.

        (iii) At the option of the Company, with or without notice, in the event that Executive shall commit any of the following acts:

               (a) Personal dishonesty, incompetence, willful misconduct, insubordination, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any material law, rule, or regulation (other than traffic violations or similar offenses), serious neglect of duty, immoral or disreputable conduct, or habitual use of alcohol or drugs which, in sole discretion of the Company's Board of Directors, materially impairs Executive's ability to carry out his duties;
                                    - 3 -


               (b) Failure to devote his full-time efforts to the Company or intentional failure to perform stated duties; provided, however, that Executive may engage in reasonable civic, charitable, or trade activities as long as such activities do not interfere with the performance of his duties hereunder;

               (c) Rendering any material assistance, directly or indirectly, to any person or entity in that person's or entity's competitive efforts with the Company;


               (d) Use of the Company's proprietary information or customer lists for his own benefit or in a way adverse to the Company's interests;

               (e) Failure to use his best efforts to promote the business of the Company; or

               (f)  Material breach of any provision of this Agreement.

         (iv) At any time, with or without notice, at the option of the Company for any reason or no reason at all; provided, however, that upon termination under this subparagraph 6.a(iv), Executive shall have the right to receive continued medical benefits plus an amount equal to his base salary at that time until the later of May 15, 1997 or one year following such termination in exchange for his written release of any actual or potential claims against the Company in such form as the Company may reasonably request.

          (v) At any time after may 15, 1997, at the option of Executive, with not less than eight weeks advance notice to the Company.

     b. Payment Upon Termination. Upon termination of Executive's employment under this paragraph 6, and except as otherwise provided by subparagraph 6.a(iv), the salary payable to Executive pursuant to subparagraph 4.a shall be paid through the end of the week unless this Agreement expires earlier by its terms. All other compensation and benefits shall cease as of the date of his termination and no incentive compensation or bonus shall be payable for the year in which Executive terminates employment.

     c. Actions by the Company. For purposes of this paragraph 6, any action on the part of the Company must be authorized by a majority of the Company's Board of Directors.

     d. Return of the Company's Materials. Upon termination, Executive shall immediately return to the Company all files, credit cards, keys, instruments, equipment, and other materials owned or provided by the Company.

 7. Confidential Information. Executive acknowledges that through the services to be performed for the Company, Executive will obtain confidential information regarding the Company's business affairs, including matters of a technical nature, such as research, development, product design, engineering data, specification, systems processes, formulations, and manufacturing operations or techniques, and matters of a business nature, such as planning, purchasing, accounting, finance, selling, marketing, and customer relations, and other information of a similar nature not available to the public. This information may be oral or written and may reside in that which Executive originates as well as that which otherwise comes into Executive's possession or knowledge. Executive agrees that Executive will treat all matters relating

                                    - 4 -
to the business and activities of the Company as confidential and will not divulge or disclose any information gained in connection with Executive's employment by the Company to any other person, firm, organization, association, corporation, or entity, except upon the written request or instruction of the Company or in the normal course of Executive's duties as an officer of the Company. Executive agrees that all books, records, papers, catalogs, compilations of information, drawings, correspondence, recording, stored data, tools, instruments, equipment, and other physical items including copies and duplicates, that Executive develops or which come into his possession or control during Executive's employment by the Company, which relate to or are a part of any of the Company's technical or business matters, whether of a public nature or not, and not merely a personal item, shall be and remain the property of the Company, and Executive will promptly deliver all such materials to the Company on termination of Executive's employment, or at any time the Company may so request.

 8. Restrictive Covenants. During the term of Executive's employment pursuant to this Agreement and for two years thereafter, Executive shall not, without the prior written consent of the Company, knowingly be engaged in or connected or concerned in any material fashion, directly or indirectly, with any business or activity (other than as an inactive investor in a publicly traded company) which competes with a business conducted by the Company in which the Company has either significant profit, a significant investment or trade secrets or proprietary processes, nor will he knowingly take part in any activities materially detrimental to the best interest of the Company.

 9. Remedies. In addition to other remedies provided by law or equity, upon a breach by Executive of any of the covenants contained herein, the Company shall be entitled to have a court of competent jurisdiction enter an injunction against Executive or his affiliates prohibiting any further breach of the covenants contained herein. The parties further agree that the services to be performed hereunder are of a unique, special, and extra-ordinary character. Therefore, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of competent jurisdiction at law or equity by a decree of specific performance or, if the Company elects, by obtaining damages or such other relief as the Company may elect to pursue. Such remedies, however, shall be cumulative and nonexclusive and shall be in addition to any other remedies which the Company may have.

10. Assignment. This Agreement shall inure to the benefit of and shall be binding upon the successors and assigns of the Company, including any company or corporation with which the Company may merge or consolidate or to which the Company may transfer substantially all of its assets. Executive shall have no power, without the prior written consent of the Company, to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the payment provided for herein nor shall said payments be subject to levy, seizure, or sequestration for the payment of any debts, judgements, alimony or separate maintenance owed by executive nor shall they be transferable by operation of law in the event of bankruptcy, insolvency or otherwise.

11. Notices. Any notice required or permitted hereunder shall be sufficiently given if sent by registered mail, with postage and registration fee prepaid, to the party to be notified at his or its last known address.

12. Severability. Nothing in this Agreement shall be construed so as to require the commission of any act contrary to law, and wherever there may be any conflict between any provision of this Agreement and any statute,

                                    - 5 -
ordinance, regulation, or other rule of law contrary to which the parties have no legal right to contract, the latter shall prevail; but in such event the provision of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within the requirements of such law. In no event shall such illegality or invalidity affect the remaining parts of this Agreement.

13. Applicable Law. This Agreement, executed in the State of Wisconsin, shall be construed in accordance with and governed in all respects by the laws of the State of Wisconsin.

14. Waiver. No amendment or modification of this Agreement shall be valid or binding on the Company unless made in writing and signed by a duly authorized officer of the Company or upon Executive unless made in writing and signed by him. The waiver of a breach of any provision of this Agreement by either party or the failure of either party to otherwise insist upon strict performance of any provision hereof shall not constitute a waiver of any subsequent breach or any subsequent failure to strictly perform.

15. Headings. Paragraph headings and numbers herein are included for convenience or reference only, and this Agreement is not to be construed with reference thereto. If there shall be any conflict between such numbers and headings and the text of this Agreement, the text shall control.

16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, Executive has duly executed this Agreement and the Company has caused this Agreement to be executed by its duly authorized officers and its corporate seal to be affixed hereunto, all as of the day and year first above written.


                                         MEDALIST INDUSTRIES, INC.



                                         By:  /s/ Harry S. Burker, Jr.
                                              ________________________________
                                              Harry S. Burker, Jr.
                                              Chairman, Executive Committee



ATTEST:


/s/ James G. Gumm
____________________________________
(Seal)  James G. Gumm


                                               /s/ James S. Dahlke
                                               _______________________________
                                               James S. Dahlke

                                    - 6 -

                                          FOR IMMEDIATE RELEASE
                                          April 27, 1995


  For further information, contact:
  John T. Paprocki
  414-359-3000







  MEDALIST ANNOUNCES NEW CEO


   Milwaukee, Wisconsin (April 27, 1995) - Medalist Industries, Inc. (NASDAQ/NNM:MDIN) announced today that James S. Dahlke has joined the Company as President and Chief Executive Officer. He will assume this responsibility effective May 15, 1995 reporting to the Medalist Board of Directors.

   Mr. Dahlke comes to Medalist from United Dominion Industries, Ltd., where he has been President of its Waukesha Fluid Handling subsidiary since 1988. While President, he combined four operating companies into one functional unit and consolidated pump manufacturing in a new expanded operation in Delevan, Wisconsin. Prior to that he was Director of Sales for Waukesha Pumps Division of Waukesha Foundry, Inc. where he was responsible for developing their worldwide distributor organization.

   Mr. Dahlke is a graduate of the University of Wisconsin - Oshkosh. His wife is a graduate of the University of Wisconsin and is a practicing psychologist. The Dahlke's reside in Waukesha, Wisconsin with their two daughters.

   In a non-related matter, Medalist announced the resignation of Mr. Bruce Woodward, President of its Industrial Fastener Division, to join Simon North American Fire as President of its Simon Ladder Towers Division.


(Exhibit (99.1) Status of Waiver of Compliance with Loan Agreement)

                                    July 21, 1995




Medalist Industries, Inc.
Two Park Plaza
10850 West park Place, Suite 150
Milwaukee, Wisconsin  53224

Attention:  Chief Financial Officer

     Re:  Leverage Ratio

Ladies and Gentlemen:

     Reference is hereby made to the Credit Agreement dated as of January 29, 1993 between Medalist Industries, Inc. (the "Company"), the Lenders and Harris Trust and Savings Bank, as Agent for the Lenders, as amended by those certain First, Second, Third and Fourth Amendments to Credit Agreement dated as of May 17, 1993, July 1, 1994, August 31, 1994 and January 17, 1995, respectively (such Credit Agreement as so amended being referred to as the "Credit Agreement"). Capitalized terms used herein without definition shall have the same meanings herein as they have in the Credit Agreement.

     The Company has requested that the Lenders waive compliance with Section
7.10 of the Credit Agreement whereby the Company promises to maintain a certain Leverage Ratio as set forth therein. Accordingly, the Lenders hereby waive (but only for the period ending April 30, 1995) the Company's compliance with Section 7.10 of the Credit Agreement. From and after May 1, 1995, the Lenders expect and require that the Company comply with the express terms of
Section 7.10 of the Credit Agreement.

     This waiver is limited to the matters expressly stated herein and shall become effective only upon the Company's and the Lenders' acceptance hereof in the manner provided below. By accepting this waiver, the Company agrees that it remains obligated to comply with the terms of the Credit Agreement and related documents, including without limitation Section 7.10 of the Credit Agreement, and that the Lenders shall not be obligated in the future to waive any provision of the Credit Agreement. Except as specifically waived hereby, all of the terms and conditions of the Credit Agreement shall stand and remain in full force and effect. This waiver shall be governed by the internal laws of the State of Illinois.

                                    Very truly yours,

                                     HARRIS TRUST AND SAVINGS BANK,
                                      individually and as Agent



                                    By  /s/  Andrew K. Peterson
                                        __________________________________
                                        Its Vice President


Medalist Industries, Inc.
July 21, 1995
Page 2








                                    LASALLE NATIONAL BANK


                                    By  /s/  Thomas J. Bieke
                                        __________________________________
                                        Its First Vice President



                                    BANK ONE, MILWAUKEE, NA


                                    By  /s/  Jack V. West
                                        __________________________________
                                        Its Vice President



                                    SHAWMUT CAPITAL CORPORATION (formerly
                                      known as Barclays Business Credit, Inc.)


                                    By  /s/  Sandra J. Evans
                                        __________________________________
                                        Its Vice President



Accepted as of the date last written above.

                                    MEDALIST INDUSTRIES, INC.


                                    By  /s/  John T. Paprocki
                                        __________________________________
                                        Its Vice President & CFO


(Exhibit (99.1) Status of Waiver of Compliance with Loan Agreement)

                                    July 28, 1995




Medalist Industries, Inc.
Two Park Plaza
10850 West Park Place, Suite 150
Milwaukee, Wisconsin  53224

Attention:  Chief Financial Officer

     Re:  Interest Coverage Ratio

Ladies and Gentlemen:

     Reference is hereby made to the Credit Agreement dated as of January 29, 1993 between Medalist Industries, Inc. (the "Company"), the Lenders and Harris Trust and Savings Bank, as Agent for the Lenders, as amended by those certain First, Second, Third and Fourth Amendments to Credit Agreement dated as of May 17, 1993, July 1, 1994, August 31, 1994 and January 17, 1995, respectively (such Credit Agreement as so amended being referred to as the "Credit Agreement"). Capitalized terms used herein without definition shall have the same meanings herein as they have in the Credit Agreement.

     The Company has requested that the Lenders waive compliance with Section
7.9 of the Credit Agreement whereby the Company promises to maintain a certain Interest Coverage Ratio as set forth therein. Accordingly, the Lenders hereby waive (but only for the period ending June 30, 1995) the Company's compliance with Section 7.9 of the Credit Agreement. From and after July 1, 1995, the Lenders expect and require that the Company comply with the express terms of
Section 7.9 of the Credit Agreement.

     This waiver is limited to the matters expressly stated herein and shall become effective only upon the Company's and the Lenders' acceptance hereof in the manner provided below. By accepting this waiver, the Company agrees that it remains obligated to comply with the terms of the Credit Agreement and related documents, including without limitation Section 7.9 of the Credit Agreement, and that the Lenders shall not be obligated in the future to waive any provision of the Credit Agreement. Except as specifically waived hereby, all of the terms and conditions of the Credit Agreement shall stand and remain in full force and effect. This waiver shall be governed by the internal laws of the State of Illinois.

                                    Very truly yours,

                                     HARRIS TRUST AND SAVINGS BANK,
                                      individually and as Agent



                                    By  /s/  Andrew K. Peterson
                                        __________________________________
                                        Its Vice President


Medalist Industries, Inc.
Page 2








                                    LASALLE NATIONAL BANK


                                    By  /s/  Thomas J. Bieke
                                        __________________________________
                                        Its First Vice President



                                    BANK ONE, MILWAUKEE, NA


                                    By  /s/  Jack V. West
                                        __________________________________
                                        Its Vice President



                                    SHAWMUT CAPITAL CORPORATION (formerly
                                      known as Barclays Business Credit, Inc.)


                                    By  /s/  Sandra J. Evans
                                        __________________________________
                                        Its Vice President



Accepted as of the date last written above.

                                    MEDALIST INDUSTRIES, INC.


                                    By  /s/  John T. Paprocki
                                        __________________________________
                                        Its Vice President & CFO

