Form 10-Q
period 1995-09-30
MEDALIST INDUSTRIES INC
filed 1995-11-13
CIK 64493

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1995
                                   ------------------------------------------
                                       OR

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________


Commission file number                     1-6322
                       --------------------------------------------------------

                            Medalist Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-0873294
----------------------------------------   ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                        10850 West Park Place, Suite 150
                           Milwaukee, Wisconsin  53224
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 359-3000
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           /X/  Yes           / /  No


     Number of shares of common stock outstanding as of September 30, 1995:
3,868,387 par value $1.00 per share

PART I -- FINANCIAL INFORMATION

Item 1.  Financial statements.

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its review of estimates and accruals each quarter, and the disclosures included herein, are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   Financial statements presented are:
            Consolidated balance sheets -- September 30, 1995 and December 31, 1994.
            Consolidated statement of operations for the three and nine months ended September 30, 1995 and 1994.
            Consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994.
            Notes to condensed consolidated financial statements -- September 30, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


RESULTS OF OPERATIONS

     Revenues of $29 million for the third quarter ended September 30, 1995 were down $2.6 million when compared to the same period in 1994. However, last year's results included $1.9 million of revenues from the Company's former Redi-Bolt operation, previously included in the Hardware Division, which was sold at year end 1994. Revenues for the remaining operations in the Hardware Division were flat period to period. The Company's C-Tech Division's sales growth slowed during the quarter as the Division reported a modest 2% increase in revenues over the same period last year. Reduced customer requirements and longer than expected new customer start-up times were the primary causes of this slowdown. The Industrial Fastener Division, although benefiting from increased automotive sales, continued to experience reduced overall revenues (95.5% of same period 1994 levels).

     Revenues were $95.8 million for the first nine months of 1995 compared to $100.9 million in the same period of 1994. However, since the Redi-Bolt operation contributed $5.3 million to 1994 nine months revenues, revenues for the first nine months were flat period to period. While the Company's C-Tech and Hardware Divisions reported increases in year to date revenues, 8% and 4% respectively, the Company's Industrial Fastener Division experienced a 3% decrease in the nine month's revenue when compared to last year.

     The gross margin percentage for the three month period ended September 30, 1995 was 25.4%, as compared to 23.3% for the same period last year. The Industrial Fastener Division showed significant improvement in its gross margin, increasing from 19.1% in the third quarter of 1994 to 25.4% in the third quarter of 1995. This improvement was the result of selling price increases, better plant utilization and overall cost reductions. The Company's C-Tech and Hardware Divisions' gross margins both decreased from prior year levels, with both divisions being adversely affected by increased material costs. Overall for the first nine months, consolidated gross margins were relatively flat period to period.

     Selling, general and administrative expenses for the third quarter were 13% lower than the third quarter of 1994 and 9% lower for the year to date period. The Company's C-Tech Division experienced an increase over 1994 in operating expenses for the quarter, due to start-up costs of two additional branches and increased employment. The Division's SG & A expenses are expected to be more in line at the end of the calendar year. The Industrial Fastener Division reported a 13% decrease in SG & A costs, reflecting the Division's continuing efforts to streamline its operations.

     Interest expense for the third quarter was down 4% compared to the third quarter of last year, but up 14% for the first nine months. The third quarter decrease reflects the Company's reduced level of bank borrowings for this period. However, higher interest rates throughout the current year were responsible for the year to date increase.

     Net loss for the current quarter was $46,000 versus a net loss of $1.063 million last year. The current quarter benefited from a $225,000 reversal of accruals, which Company management deemed to exceed requirements. Net income for the nine months was $995,000 versus a net loss of $258,000 for the same period last year. The Company had no provision for income taxes in 1995 or 1994 due to utilization of net operating loss carryforwards.


CHANGES IN FINANCIAL CONDITION

     The Company's working capital decreased by $2.0 million from December 31, 1994 to $27.8 million at September 30, 1995. A $.9 million decrease in cash, used to pay down long term debt, and a $1.0 million reduction in inventories were the major contributors to the working capital decrease. The inventory decrease was concentrated at the Industrial Fastener Division, where management continued to meet current customer demand with reduced inventory levels. The Industrial Fastener Division's decrease in inventories was partially offset by increased inventory levels at the C-Tech operation. The Company had no material outstanding commitments for capital expenditures at September 30, 1995. Capital expenditures of $975,000 for the first nine months of 1995 were $1.9 million less than the same period a year ago.

     Although the Company has significantly reduced its long term debt during the first nine months of the year, down $4.8 million from December 31, 1994, it was not able to meet its income, interest and fixed charge coverage ratios under the covenants of its credit facility for the third quarter of 1995. The Company's bank group has issued waivers on these violations.

     Management believes that the Company's ability to generate funds through operations and its existing credit facilities are sufficient to provide the necessary funding to continue its operations through the end of 1995. Management also believes that the Company's bank group will establish achievable covenants for the 1996 year under its existing credit arrangement, which should provide adequate capital through 1996 and beyond.

Consolidated balance sheets
Dollars in thousands (unaudited)

                                                September 30,     December 31,
                                                1995              1994
                                                ------------      ------------

Assets
  Current assets:
   Cash                                         $        906      $      1,765
   Accounts receivable, less allowance
    for doubtful accounts of $653 and $1,229          15,186            15,501
   Inventories                                        29,022            30,066
   Prepaid expenditures                                3,009             2,625
   Assets held for sale                                  187               255
                                                ------------      ------------
   Total current assets                               48,310            50,212

  Other assets:
   Intangibles less accumulated amortization
    of $5,182 and $4,284                              20,976            21,874
   Other noncurrent assets                             5,647             5,375
                                                ------------      ------------
   Total other assets                                 26,623            27,249

  Plant and equipment, at cost:
   Land & buildings                                      593               590
   Machinery and equipment                            26,810            25,983
                                                ------------      ------------
   Total                                              27,403            26,573
   Less accumulated depreciation                      12,482            10,330
                                                ------------      ------------
   Net plant and equipment                            14,921            16,243
                                                ------------      ------------
  Total assets                                  $     89,854      $     93,704
                                                ============      ============

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                             $     11,081      $     10,967
   Accrued liabilities                                 4,493             4,773
   Current maturities of debt and capital leases       3,020             3,030
   Liabilities of discontinued operations              1,956             1,675
                                                ------------      ------------
   Total current liabilities                          20,550            20,445

Long-term liabilities:
  Long-term debt                                      27,873            32,140
  Obligations under capital leases                        35                49
  Convertible subordinated debentures                  7,242             7,760
  Other liabilities                                    3,279             3,631
                                                ------------      ------------
  Total long-term liabilities                         38,429            43,580

Stockholders' equity
  Common stock ($1.00 par value), authorized
   10,000,000 issued 3,868,387 shares
   September 30, 1995 and 3,837,054 shares
   December 31, 1994                                   3,868             3,837
  Capital in excess of par value                      17,104            16,934
  Retained earnings                                    9,903             8,908
                                                ------------      ------------
  Total stockholders' equity                          30,875            29,679
                                                ------------      ------------
Total liabilities and stockholders' equity      $     89,854      $     93,704
                                                ============      ============


Consolidated statement of operations
Dollars in thousands except per share data (unaudited)

                                    Periods ended September 30, 1995
                                    ------------------------------------------
                                    Three months          Nine months
                                    -------------------   --------------------
                                    1995        1994       1995       1994
                                    --------    -------    -------    --------

Net sales                            $ 29,082   $ 31,693   $ 95,786  $100,915
  Cost of products sold                21,698     24,315     71,768    76,432
  Selling, general & administration     6,472      7,440     20,014    22,093
                                    ---------   --------   --------  --------

Operating income                          912        (62)     4,004     2,390

  Interest expense                        958      1,001      3,009     2,648
                                    ---------   --------   --------  --------

Income (loss) before income taxes         (46)    (1,063)       995      (258)

  Provision for income taxes                0          0          0         0
                                    ---------   --------   --------  --------

Net income (loss)                   $     (46)  $ (1,063)  $    995  $   (258)
                                    =========   ========   ========  ========

Earnings (loss) per share
  (based on average outstanding
  common stock and common
  stock equivalents)
  Primary
  Net income (loss)               $    (0.01) $  (0.28)  $   0.26  $  (0.07)
                                    =========   ========   ========  ========

  Assuming full dilution
  Net income (loss)               $    (0.01) $  (0.28)  $   0.26  $  (0.07)
                                    =========   ========   ========  ========

Average shares outstanding:
  Primary                           3,872,624  3,826,490  3,860,721  3,848,996
  Full Dilution                     3,872,624  3,826,490  3,863,550  3,848,996



Consolidated statement of cash flows
Dollars in thousands (unaudited)

                                                  Periods ended September 30
                                                  --------------------------
                                                  Nine months
                                                  --------------------------
                                                  1995           1994
                                                  ------------   -----------

Cash flows from operating activities
  Net income                                      $        995   $      (258)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation                                           2,242         2,017
  Amortization                                             898         1,109
  (Gain)/loss on disposal of plant and equipment            (4)           26

  Changes in
   Accounts receivable                                     315        (1,761)
   Inventories                                           1,044        (1,242)
   Prepaid expenditures                                   (384)         (159)
   Accounts payable and accrued liabilities               (166)        2,442
   Noncurrent assets and liabilities                      (624)       (1,247)
                                                  ------------  ------------
  Net cash provided by continuing operations             4,316           927

Cash flows provided (used) by
  discontinued operations                                  349            (7)

Cash flows from investing activities
  Purchases of plant and equipment                        (975)       (2,874)
  Proceeds from disposal of plant and equipment             59             0
                                                  ------------  ------------
  Net cash used by investing activities                   (916)       (2,874)

Cash flows from financing activities
  Net bank debt increase(decrease)                      (4,277)        2,664
  Net subordinated debenture (decrease)                   (518)         (510)
  Net capital lease (decrease)                             (14)          (33)
  Proceeds from sale of common stock                       201           133
                                                  ------------  ------------
  Net cash provided (used) by
    financing activities                                (4,608)        2,254

                                                  ------------  ------------
Net increase (decrease) in cash                           (859)          300


Cash at beginning of period                              1,765           472
                                                  ------------  ------------


Cash at end of period                             $        906  $        772
                                                  ============  ============
Cash paid for:
  Interest                                        $      2,720  $      2,196
  Income taxes                                    $          9  $         80


Notes to condensed financial statements
Dollars in thousands (unaudited)

1. The statements presented herein reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods shown. Operating results for the period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

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

                                            September 30,      December 31,
                                            1995               1994
                                            -----------        -----------

     Raw materials                          $     4,359        $     3,955
     Work in process                              4,512              4,425
     Finished product                            20,151             21,686
                                            -----------        -----------
     Total                                  $    29,022        $    30,066
                                            ===========        ===========

3. The earnings per common share computation for the periods ended September 30, are as follows:

                                     Three months ended September 30,
                                     -----------------------------------------
                                     1995                  1994
                                     -------------------   -------------------
                                     Shares     Earnings   Shares     Earnings
                                     ---------  --------   ---------  --------

 Average shares outstanding          3,864,814             3,826,490
 Net (loss)                                     $    (46)              $(1,063)
 Assumed issuance of stock upon
  the exercise of stock options          7,810         0           0         0
                                     ---------  --------   ---------   --------
 Basis of primary computation        3,872,624  $    (46)  3,826,490   $(1,063)
                                     =========  ========   =========   ========
 (Loss) per share                               $  (0.01)              $ (0.28)
                                                ========               ========

Fully diluted
 Average shares outstanding          3,864,814             3,826,490
 Net (loss)                                     $    (46)              $(1,063)
 Assumed issuance of stock upon
  the exercise of stock options          7,810         0           0         0
                                     ---------  --------   ---------   --------
 Basis of fully-diluted computation  3,872,624  $    (46)  3,826,490   $(1,063)
                                     =========  ========   =========   ========
 (Loss) per share                               $  (0.01)              $ (0.28)
                                                ========               ========


                                     Nine months ended September 30,
                                     -----------------------------------------
                                     1995                  1994
                                     -------------------   -------------------
                                     Shares     Earnings   Shares     Earnings
                                     ---------  --------   ---------  --------

 Average shares outstanding          3,859,331             3,821,554
 Net income (loss)                              $    995              $  (258)
 Assumed issuance of stock upon
  the exercise of stock options          1,390         0      27,442        0
                                     ---------  --------   ---------  --------
 Basis of primary computation        3,860,721  $    995   3,848,996  $  (258)
                                     =========  ========   =========  ========
 Earnings (loss) per share                      $   0.26              $ (0.07)
                                                ========              ========

Fully diluted
 Average shares outstanding          3,859,331             3,821,554
 Net income (loss)                              $    995              $  (258)
 Assumed issuance of stock upon
  the exercise of stock options          4,219         0      27,442        0
                                     ---------  --------   ---------  --------
 Basis of fully-diluted computation  3,863,550  $    995   3,848,996  $  (258)
                                     =========  ========   =========  ========
 Earnings (loss) per share                      $   0.26              $ (0.07)
                                                ========              ========


PART II -- OTHER INFORMATION

Item 1.    Legal proceedings.  N/A

Item 2.    Changes in securities.  N/A

Item 3.    Defaults upon senior securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders.  N/A

Item 5.    Other Information.

           On October 24, 1995 the Company announced that its Board of Directors, at a regularly scheduled meeting, unanimously elected Mark Train to its Board.

Item 6.    Exhibits and reports on Form 8-K.  N/A

           The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.



     EXHIBITS
     (99.1) Memoranda from Harris Bank, as agent for the Company's lenders, to the Company regarding waiver of compliance with Section 7.8 (Income Covenant), Section 7.9 (Interest Coverage Ratio) and Section 7.11 (Fixed Charge Ratio) of the Company's amended loan agreement.





SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Medalist Industries, Inc.



By:  /s/ James S. Dahlke        11/14/95        /s/ John T. Paprocki  11/14/95
    --------------------------------------    ---------------------------------
     James S. Dahlke             Date         John T. Paprocki         Date
     President and Chief Executive Officer    Chief Financial Officer

(EXHIBIT (99.1) Status of Waiver of Compliance with Loan Agreement)

November 10, 1995



Medalist Industries, Inc.
Two Park Plaza
10850 West Park Place, Suite 150
Milwaukee, WI  53224
Attention:  Chief Financial Officer


    Re: Financial Covenant Waivers

Ladies and Gentlemen:

     Reference is hereby made to the Credit Agreement dated as of January 29, 1993 between Medalist Industries, Inc. (the "Company"), the Lenders and Harris Trust and Savings Bank, as Agent for the Lenders, as amended by those certain First, Second, Third and Fourth Amendments to Credit Agreement dated as of May 17, 1993, July 1, 1994, August 31, 1994, and January 17, 1995, respectively (such Credit Agreement as so amended being referred to as the "Credit Agreement"). Capitalized terms used herein without definition shall have the same meanings herein as they have in the Credit Agreement.

     The Company has requested that the Lenders waive compliance with (i)
Section 7.8 of the Credit Agreement whereby the Company promises to maintain a certain Consolidated Pre-Tax Income as set forth therein, (ii) Section 7.9 of the Credit Agreement whereby the Company promises to maintain a certain ratio of EBIT to Interest Expense as set forth therein and (iii) Section 7.11 of the Credit Agreement whereby the Company promises to maintain a certain Fixed Charge Coverage Ratio as set forth therein. Accordingly, the Lenders hereby waive (but only for the period ending September 30, 1995) the Company's compliance with Sections 7.8, 7.9 and 7.11 of the Credit Agreement. From and after October 1, 1995, the Lenders expect and require that the Company comply with the express terms of Sections 7.8, 7.9 and 7.11 of the Credit Agreement.

     This waiver is limited to the matters expressly stated herein and shall become effective only upon the Company's and the Lenders' acceptance hereof in the manner provided below. By accepting this waiver, the Company agrees that it remains obligated to comply with the terms of the Credit Agreement and related documents, including without limitations Sections 7.8, 7.9 and 7.11 of the Credit Agreement, and that the Lenders shall not be obligated in the future to waive any provision of the Credit Agreement. Except as specifically waived hereby, all of the terms and conditions of the Credit Agreement shall stand and remain in full force and effect. This waiver shall be governed by the internal laws of the State of Illinois.

Medalist Industries, Inc.
Page 2



                                      Very truly yours,

                                      HARRIS TRUST AND SAVINGS BANK,
                                         individually and as Agent

                                      By /s/ Andrew K. Peterson
                                         -----------------------------
                                         Its Vice President
                                         -----------------------------

                                      LASALLE NATIONAL BANK

                                      By /s/ Roger Pillsbury
                                         -----------------------------
                                         Its Senior Vice President
                                         -----------------------------

                                      BANK ONE, MILWAUKEE, NA

                                      By /s/ Jack V. West, Jr.
                                         -----------------------------
                                         Its Vice President
                                         -----------------------------

                                      SHAWMUT CAPITAL CORPORATION
                                      (formerly known as Barclays
                                       Business Credit, Inc.)

                                      By /s/ Robert J. Lund
                                         -----------------------------
                                         Its Vice President
                                         -----------------------------

Accepted as of the date last written above.

                                      MEDALIST INDUSTRIES, INC.

                                      By /s/ John T. Paprocki
                                         -----------------------------
                                         Its Chief Financial Officer
                                         -----------------------------