Form 10-Q/A
period 1995-09-30
MEDALIST INDUSTRIES INC
filed 1996-03-26
CIK 64493

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1995
                               -----------------------------------------------

                                        OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------


Commission file number                     1-6322
                       -------------------------------------------------------

                            Medalist Industries, Inc.
             (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-0873294
 -----------------------------------            ----------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)


                        10850 West Park Place, Suite 150
                                   Milwaukee, Wisconsin  53224
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (414) 359-3000
           ----------------------------------------------------------
             (Registrant's telephone number, including area code)


           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Net loss for the current quarter was $46,000 versus a net loss of $1.063 million last year. The current quarter benefited from a $225,000 reversal of an accrual for a customer credit that was settled for less than had been provided. Net income for the nine months was $995,000 versus a net loss of $258,000 for the same period last year. The Company had no provision for income taxes in 1995 or 1994 due to utilization of net operating loss carryforwards.


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

Consolidated balance sheets
Dollars in thousands (unaudited)

                                                September 30,     December 31,
                                                1995              1994
                                                ------------      ------------
Assets
  Current assets:
   Cash                                         $        906      $      1,765
   Accounts receivable, less allowance
    for doubtful accounts of $653 and $1,229          15,186            15,501
   Inventories                                        29,022            30,066
   Prepaid expenditures                                3,009             2,625
   Assets held for sale                                  187               255
                                                ------------      ------------
   Total current assets                               48,310            50,212

  Other assets:
   Intangibles less accumulated amortization
    of $5,182 and $4,284                              20,976            21,874
   Other noncurrent assets                             5,647             5,375
                                                ------------      ------------
   Total other assets                                 26,623            27,249

  Plant and equipment, at cost:
   Land & buildings                                      593               590
   Machinery and equipment                            26,810            25,983
                                                ------------      ------------
   Total                                              27,403            26,573
   Less accumulated depreciation                      12,482            10,330
                                                ------------      ------------
   Net plant and equipment                            14,921            16,243
                                                ------------      ------------
  Total assets                                  $     89,854      $     93,704
                                                ------------      ------------

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                             $     11,081      $     10,967
   Accrued liabilities                                 4,493             4,773
   Current maturities of debt and capital leases       3,020             3,030
   Liabilities of discontinued operations              1,956             1,675
                                                ------------      ------------
   Total current liabilities                          20,550            20,445

Long-term liabilities:
  Long-term debt                                      27,873            32,140
  Obligations under capital leases                        35                49
  Convertible subordinated debentures                  7,242             7,760
  Other liabilities                                    3,279             3,631
                                                ------------      ------------
  Total long-term liabilities                         38,429            43,580

Stockholders' equity
  Common stock ($1.00 par value), authorized
   10,000,000 issued 3,868,387 shares
   September 30, 1995 and 3,837,054 shares
   December 31, 1994                                   3,868             3,837
  Capital in excess of par value                      17,104            16,934
  Retained earnings                                    9,903             8,908
                                                ------------      ------------
  Total stockholders' equity                          30,875            29,679
                                                ------------      ------------
Total liabilities and stockholders' equity      $     89,854      $     93,704
                                                ------------      ------------


==============================================================================
Consolidated statement of operations
Dollars in thousands except per share data (unaudited)
==============================================================================

                                    Periods ended September 30, 1995
                                    ------------------------------------------
                                    Three months          Nine months
                                    -------------------   --------------------
                                    1995        1994       1995       1994
                                    --------    -------    -------    --------
Net sales                            $ 29,082   $ 31,693   $ 95,786  $100,915
  Cost of products sold                21,698     24,315     71,768    76,432
  Selling, general & administration     6,472      7,440     20,014    22,093
                                    ---------   --------   --------  --------

Operating income (loss)                   912        (62)     4,004     2,390

  Interest expense                        958      1,001      3,009     2,648
                                    ---------   --------   --------  --------

Income (loss) before income taxes         (46)    (1,063)       995      (258)

  Provision for income taxes                0          0          0         0
                                    ---------   --------   --------  --------

Net income (loss)                   $     (46)  $ (1,063)  $    995  $   (258)
                                    ---------   --------   --------  --------

Earnings (loss) per share
  (based on average outstanding
  common stock and common stock equivalents)
  Primary
  Net income (loss)               $    (0.01) $  (0.28)  $   0.26  $  (0.07)
                                    ---------   --------   --------  --------

  Assuming full dilution
  Net income (loss)               $    (0.01) $  (0.28)  $   0.26  $  (0.07)
                                    ---------   --------   --------  --------

Average shares outstanding:
  Primary                           3,872,624  3,826,490  3,860,721  3,848,996
  Full Dilution                     3,872,624  3,826,490  3,863,550  3,848,996

==============================================================================

Consolidated statement of cash flows
Dollars in thousands (unaudited)
============================================================================

                                                  Periods ended September 30
                                                  --------------------------
                                                  Nine months
                                                  --------------------------
                                                  1995           1994
                                                  ------------   -----------
Cash flows from operating activities
  Net income                                      $        995   $      (258)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation                                           2,242         2,017
  Amortization                                             898         1,109
  (Gain)/loss on disposal of plant and equipment            (4)           26

  Changes in
   Accounts receivable                                     315        (1,761)
   Inventories                                           1,044        (1,242)
   Prepaid expenditures                                   (384)         (159)
   Accounts payable and accrued liabilities               (166)        2,442
   Noncurrent assets and liabilities                      (624)       (1,247)
                                                  ------------  ------------
  Net cash provided by continuing operations             4,316           927

Cash flows provided (used) by
  discontinued operations                                  349            (7)

Cash flows from investing activities
  Purchases of plant and equipment                        (975)       (2,874)
  Proceeds from disposal of plant and equipment             59             0
                                                  ------------  ------------
  Net cash used by investing activities                   (916)       (2,874)

Cash flows from financing activities
  Net bank debt increase(decrease)                      (4,277)        2,664
  Net subordinated debenture (decrease)                   (518)         (510)
  Net capital lease (decrease)                             (14)          (33)
  Proceeds from sale of common stock                       201           133
                                                  ------------  ------------
  Net cash provided (used) by
    financing activities                                (4,608)        2,254


                                                  ------------  ------------
Net increase (decrease) in cash                           (859)          300


Cash at beginning of period                              1,765           472
                                                  ------------  ------------


Cash at end of period                             $        906  $        772
                                                  ------------  ------------

Cash paid for:
  Interest                                        $      2,720  $      2,196
  Income taxes                                    $          9  $         80

Notes to condensed financial statements
Dollars in thousands (unaudited)
=============================================================================

1. The statements presented herein reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods shown. Operating results for the period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995. During the third quarter of 1995, the Company reversed a $225,000 accrual for a customer credit that was settled for an amount less than what had been provided.

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

                                            September 30,      December 31,
                                            1995               1994
                                            -----------        -----------
     Raw materials                          $     4,359        $     3,955
     Work in process                              4,512              4,425
     Finished product                            20,151             21,686
                                            -----------        -----------
     Total                                  $    29,022        $    30,066
                                            -----------        -----------

3. The earnings per common share computation for the periods ended September 30, are as follows:

                                     Three months ended September 30,
                                     -----------------------------------------
                                     1995                  1994
                                     -------------------   -------------------
                                     Shares     Earnings   Shares     Earnings
                                     ---------  --------   ---------  --------
 Average shares outstanding          3,864,814             3,826,490
 Net (loss)                                     $   (46)              $(1,063)
 Assumed issuance of stock upon
  the exercise of stock options          7,810         0           0        0
                                     ---------  --------   ---------  --------
 Basis of primary computation        3,872,624  $   (46)   3,826,490  $(1,063)
                                     ---------  --------   ---------  --------
 (Loss) per share                               $ (0.01)              $ (0.28)
                                                --------              --------

Fully diluted
 Average shares outstanding          3,864,814             3,826,490
 Net (loss)                                     $   (46)              $(1,063)
 Assumed issuance of stock upon
  the exercise of stock options          7,810         0           0        0
                                     ---------  --------   ---------  --------
 Basis of fully-diluted computation  3,872,624  $   (46)   3,826,490  $(1,063)
                                     ---------  --------   ---------  --------
 (Loss) per share                               $ (0.01)              $ (0.28)
                                                --------              --------

                                     Nine months ended September 30,
                                     -----------------------------------------
                                     1995                  1994
                                     -------------------   -------------------
                                     Shares     Earnings   Shares     Earnings
                                     ---------  --------   ---------  --------
 Average shares outstanding          3,859,331             3,821,554
 Net income (loss)                              $    995              $  (258)
 Assumed issuance of stock upon
  the exercise of stock options          1,390         0      27,442        0
                                     ---------  --------   ---------  --------
 Basis of primary computation        3,860,721  $    995   3,848,996  $  (258)
                                     ---------  --------   ---------  --------
 Earnings (loss) per share                      $   0.26              $ (0.07)
                                                --------              --------

Fully diluted
 Average shares outstanding          3,859,331             3,821,554
 Net income (loss)                              $    995              $  (258)
 Assumed issuance of stock upon
  the exercise of stock options          4,219         0      27,442        0
                                     ---------  --------   ---------  --------
 Basis of fully-diluted computation  3,863,550  $    995   3,848,996  $  (258)
                                     ---------  --------   ---------  --------
 Earnings (loss) per share                      $   0.26              $ (0.07)
                                                --------              --------

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



     EXHIBITS
     (99.1) Memoranda from Harris Bank, as agent for the Company's lenders, to the Company regarding waiver of compliance with Section 7.8(Income Covenant), Section 7.9 (Interest Coverage Ratio) and Section 7.11(Fixed Charge Ratio) of the Company's amended loan agreement.







SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Medalist Industries, Inc.



By:  /s/ James S. Dahlke        03/25/96      /s/ John T. Paprocki    03/25/96
     -----------------------------------      --------------------------------
     James S. Dahlke             Date         John T. Paprocki        Date
     President and Chief Executive Officer    Chief Financial Officer