Form 10-K405
period 1995-12-31
MEDALIST INDUSTRIES INC
filed 1996-04-01
CIK 64493

     As filed with the Securities and Exchange Commission on April 1, 1996


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the year ended:                                   DECEMBER 31, 1995
     Commission file number: 1-6322



Exact name of registrant as specified in its charter:  MEDALIST INDUSTRIES, INC.

State of incorporation:  Wisconsin
IRS employer ID number:  39-0873294


Registrant's principal executive offices:     10850 West Park Place, Suite 150
                                              Milwaukee, Wisconsin 53224
                                              (414) 359-3000

Securities registered pursuant to     Common Shares     7 1/2% Convertible
Section 12(g) of the Act:             $1 par value      Subordinated Debentures
                                      per share         due July 1, 2001
Securities registered pursuant to
Section 12(b) of the Act:                              None



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                          No
                        -----                           ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the voting stock held by nonaffiliates as of March 25, 1996 was $51,919,426 (excludes 238,762 shares held by directors and officers of registrant). This is based on the closing price of the common stock on the NASDAQ-National Market System on that date.


Number of shares of common stock outstanding
as of March 25, 1996                           3,898,281


See pages 26 to 27 for index of exhibits. The original of this document on file with the Securities and Exchange Commission consists of 52 pages.

                                     PART I


Item 1   Business
         The Company was organized in 1954 and through the years has been involved in a number of industrial and consumer businesses. By the mid 1960's, the Company had become a leader in team-sports apparel and equipment. In recent years Medalist has undergone a major restructuring, with the intention of focusing on the industrial fastener industry. Since early 1992, non-fastener related businesses representing over 40 percent of 1991 sales were divested. Since 1994, the Company's businesses all involved manufacturing or distribution of industrial fasteners.

         Medalist has been in the industrial fastener business since 1972 when it acquired the Champion Screw Company. In 1988, it acquired controlling interest in Lewis Screw, and completed that acquisition in 1990. In January of 1992, it acquired controlling interest in the FHM Corporation, and completed that acquisition in January 1993. In August of 1992 it acquired Badger Fastener & Supply, and in October of 1992 it acquired Pioneer Screw & Nut.


         PRODUCTS AND SERVICES
         Medalist designs, manufactures, and distributes custom engineered and standard screws, small bolts, and related components used by automotive, electronics, consumer-durables, and other manufacturers in their assembly operations. The Company also provides quality-assured, just-in-time inventory management services to other manufacturers. Sales are direct to other manufacturers and through independent distributors. Medalist provides products to a broad range of customers including automotive, appliance, lawn and garden, and various other consumer and industrial equipment manufacturers.

         MANUFACTURED PRODUCTS
         Medalist designs and manufactures custom engineered and standard screws, bolts, and related industrial fasteners and other components used by a wide variety of U.S. manufacturers. Most are in diameters of 1/16-inch to 1/2-inch and up to 4 inches long, though there is some production in smaller and larger sizes. Approximately 94 percent of the parts Medalist manufactures are made to order, and less than one-third can be fully described by industry-standard references to length, width, and thread type. Many of these fasteners are designed for a single application by a specific customer and are made to that customer's precise specifications and requirements. Manufactured parts incorporate a wide variety of head, thread, and drive designs, including self-tapping screws for metal and plastic assemblies, which eliminates the need for a nut or a tapped hole, and "SEMs" screws, which have up to three washers assembled under the head of the fastener itself, eliminating costly assembly steps in the customers' operations. The Company leverages its engineering resources by licensing selected fastener technology from a number of other developers, including some manufacturing competitors. As a result of this approach, the amount spent on research and development during the last three years was less than one percent of sales.

         PURCHASED PRODUCTS
         To meet the full-range of its customers' product needs, Medalist purchases approximately 37 percent of its sales volume from over 500 other manufacturers. These products include a wide variety of internally-threaded fasteners such as nuts, non-threaded fasteners such as rivets, clips, and pins, and other fasteners which fall outside the Company's production capabilities due to size or type of material. The Company also purchases and resells other small components such as washers, springs, bushings, and passive electronics. These parts are generally purchased to meet the requirements of a specific customer; the Company inspects and maintains test results for most of these items.

         INVENTORY MANAGEMENT AND DELIVERY SERVICES
         The Company provides a range of value-added inventory management services and delivery options. While most of Medalist sales are shipped by common carrier to the customers' receiving docks, the Company increasingly times shipments, through electronic data interchange, to meet customers' production schedules, thereby reducing customers' inventory carrying costs. The Company's C-TECH operation is a leader in providing inventory management services of fasteners and related small parts to its customers. Services provided by C-TECH include sourcing, purchasing, inspecting, packaging and just-in-time delivery of fasteners and related components by Medalist employees to the points-of-use in the customers' manufacturing plants. These services can add value by allowing customers to focus on their assembly operations while Medalist is responsible for the procurement and delivery of the customers' fastener needs. Management believes, based on data supplied by its customers, that inventory management services also allow customers to reduce their overall cost of purchasing fasteners. Reduced costs can be in freight, receiving and inspection, materials management, inventory carrying costs, and accounting and other transaction costs. Inventory management services have been the Company's fastest growing source of revenue.

         CUSTOMERS AND PRODUCT APPLICATIONS
         About 25 percent of sales are to the automotive industry (primarily General Motors, Ford, and Chrysler, with Chrysler being the largest at approximately 11.1% of net sales). The remainder of the business is split among manufacturers of industrial and consumer electronics, major appliances, lawn and garden, and agricultural and off-road equipment.

         Raw materials used in the manufacturing process are readily available from a number of foreign and domestic suppliers. Most secondary processing, including heat-treating and plating, is also available from a number of local and regional suppliers. While the Company endeavors to establish long-term supply contracts with a limited number of suppliers to assure service, quality, and price levels, the loss of any single contract would not be material to the continued operations of the business.

         SEASONALITY AND BACKLOGS
         The Company's business is somewhat seasonal, with sales tending to be stronger in the first half of each year. Backlogs at December 31, 1995 were $27.1 million, compared with $26.3 million at December 31, 1994.

         MARKETING AND SALES
         Medalist sells its industrial fasteners directly to original equipment manufacturers through a sales force of 77 people, including 26 independent representatives. It also sells through several hundred independent distributors nationwide. Distributors purchase from several manufacturers based on product range, quality, service, and price, and consolidate those purchases to meet a broader range of needs than could be obtained from most manufacturers. No unusual terms for receivables or returns are material to the business. No material part of the business is subject to renegotiation or termination due to the cancellation of government contracts.

         COMPETITION
         The industrial fastener industry is highly fragmented, with over 250 manufacturers and 5,000 distributors of cold-forged metal fasteners, none of which has more than ten percent of the market. The Company competes with many of these manufacturers and distributors, a few of whom are larger and have greater financial resources than the Company. The Company competes primarily on the basis of manufacturing, engineering, and design capabilities, product quality, cost, delivery, and customer service. Included among the companies with significant investments in this industry are Illinois Tool Works Inc., RB&W Corporation, and Textron, Inc.

         Competing technologies for similar fastening requirements include hot-forged metal fasteners, screw-machined parts, and extruded and injected parts. Parts produced through these alternative technologies range from machined metal parts, which closely resemble the kinds of parts Medalist manufactures, to simple plastic clips. Each of these technologies offers different cost and performance profiles, so there is little direct competition among them for a particular application.

         ENVIRONMENTAL MATTERS
         Medalist's manufacturing operations are subject to federal, state, and local environmental laws and regulations which impose limits and require permits, monitoring, and reporting of industrial waste discharges. The Company believes it is in substantial compliance with applicable environmental laws and regulations.

         The Company has been previously identified by the Environmental Protection Agency as a potentially responsible party at a federal Superfund site in Ohio. The Company believes, based on the large number and size of other potentially responsible parties at the site and the small volume and character of waste from the Company, that its liability, if any, would not have a material adverse effect on the Company.

         EMPLOYEES
         On December 31, 1995, Medalist had 840 employees, of whom 14 were covered by collective bargaining agreements. Manufacturing employees are highly skilled, and the Company maintains training programs for both new employees and new process implementations. The Company believes it has a good working relationship with its employees.

Item 2   Properties
         The Company currently operates three manufacturing facilities and nineteen distribution facilities. All of these are leased, except the location in Hustisford, Wisconsin. All of the Company's properties are pledged to secure its bank debt. The following lists the Company's operating facilities:

         ===============================================================================================
                     Location                               FUNCTION
                     Chicago, Illinois                      Manufacturing, warehousing, and distribution
                     Cincinnati, Ohio                       Distribution service
                     Denver, Colorado                       Distribution service
                     Eden Prairie, Minnesota                Distribution service
                     Elk Grove Village, Illinois            Manufacturing, warehousing, and distribution
                     Elk Grove Village, Illinois            Warehousing
                     Elkhart, Indiana                       Distribution service
                     Forest City, Iowa                      Distribution service
                     Franklin, Wisconsin                    Distribution service
                     Grand Prairie, Texas                   Distribution service
                     Green Bay, Wisconsin                   Distribution service
                     Greensboro, North Carolina             Distribution service
                     Huntsville, Alabama                    Distribution service
                     Hustisford, Wisconsin                  Manufacturing, warehousing, and distribution
                     Milwaukee, Wisconsin                   Corporate office
                     Plymouth, Minnesota                    C-Tech division office
                     Santa Fe Springs, California           Distribution service
                     Slinger, Wisconsin                     Distribution service
                     Sullivan, Illinois                     Distribution service
                     Tomah, Wisconsin                       Distribution service
                     Troy, Michigan                         Sales and service center
                     Tucson, Arizona                        Distribution service
                     Windom, Minnesota                      Distribution service

         ===============================================================================================

         The Company has property for sale in Chicago, Illinois.

         The Company has continuing lease obligations for property which had been used in its discontinued operations.

Item 3   Legal proceedings
         The Company is a defendant in numerous lawsuits which are all ordinary, routine, and incidental to its business. In the opinion of management, this litigation is not likely to have a material adverse effect on the Company's financial position or results of operations.

Item 4   Submission of matters to a vote of security holders
         None

Executive officers of the registrant
The following are the executive officers of the registrant. There does not exist any family relationship among any of the officers.

             Name                              Title                                                      Age
             ------------------------------------------------------------------------------------------------
             James S. Dahlke                   President and Chief Executive Officer                      45

             John T. Paprocki                  Vice-President and Chief Financial Officer                 44

             James G. Gumm                     Vice-President, Human Resources                            44

             William C. O'Loughlin             Vice-President and Corporate Secretary                     56

             Mr. Dahlke joined the Company in May 1995 as President and Chief Executive Officer. Since 1988, Mr. Dahlke was President of Waukesha Fluid Handling, a subsidiary of United Dominion Industries, Inc. Prior to that, he was Director of Sales for Waukesha Pumps, a division of Waukesha Foundry, Inc.

             Mr. Paprocki joined the Company in May 1994 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Paprocki served Apogee Enterprises, Inc. as its Corporate Controller from 1989 to 1991 and as President of the Architectural Products Group from 1991 to 1993. Prior to 1989, Mr. Paprocki held senior financial positions with several companies.

             Mr. Gumm was elected Vice-President, Human Resources, in 1991. Since 1990, he had been Vice President, Human Resources of Cook Companies and from 1980 to 1990 had been Vice-President, Human Resources and Public Affairs, of Freeman Chemical Corporation.

             Mr. O'Loughlin has been an employee of Medalist Industries, Inc. since 1971. He was elected Assistant Treasurer of the Company in 1974 and served as Treasurer from 1988 to 1993. In 1989, Mr. O'Loughlin was elected Assistant Secretary and has served as Vice President and Corporate Secretary since 1993.


                                    PART II

Item 5 Market for registrant's common equity and related shareholder matters The common stock of the Company is listed and traded on the NASDAQ (National Market System). There were approximately 973 holders of record of the Company's common stock as of December 31, 1995. No dividends were declared in 1995 or 1994. (See Note 5 to the financial statements about restrictions under the credit and debenture agreements on the payment of future dividends.) The price ranges of the Company's stock during the last two years by quarter are as follows:

      =======================================================
                        1995
                       --------------------------------------
                          1ST       2ND        3RD       4TH
      -------------------------------------------------------
      High             $ 8.50    $ 7.00     $ 7.88     $ 7.25
      Low              $ 5.50    $ 5.00     $ 5.63     $ 5.25
      -------------------------------------------------------

      -------------------------------------------------------
                         1994
                       --------------------------------------
                          1st       2nd        3rd        4th
      -------------------------------------------------------
      High            $ 15.75   $ 14.50     $ 8.50     $ 7.50
      Low             $ 12.00    $ 6.50     $ 5.25     $ 5.00
      =======================================================

Item 6   Selected financial data

                                               Years ending December 31
                                              -------------------------------------------------------------
    (Dollars in thousands)                    1995          1994         1993          1992          1991
    -------------------------------------------------------------------------------------------------------
    Results of operations
    Statement of operations data
      Net sales of continuing operations   $ 126,016     $ 133,531     $ 131,498     $ 79,885      $ 55,007
      Income (loss) from continuing op.        1,729            69         4,625       (3,223)        1,544
      Loss from discontinued operations            0             0             0            0        (3,525)
      Loss on disposal of operations               0             0             0       (2,396)      (16,784)
      Cumulative effect of accounting change       0             0         1,814            0             0
    -------------------------------------------------------------------------------------------------------
      Net income (loss)                      $ 1,729          $ 69       $ 6,439     $ (5,619)    $ (18,765)
    =======================================================================================================
    Per share data
      Primary
         Income (loss) from continuing
           operations                         $ 0.45         $ 0.02      $ 1 .20      $ (1.26)      $  0.66
         Net income (loss)                    $ 0.45         $ 0.02      $ 1 .67      $ (2.19)      $ (8.03)
    =======================================================================================================

      Assuming full dilution
         Income (loss) from continuing
           operations                         $ 0.45         $ 0.02      $ 1 .21      $ (1.26)       $ 0.66
         Net income (loss)                    $ 0.45         $ 0.02      $ 1 .62      $ (2.19)      $ (8.03)
    =======================================================================================================

    Balance sheet data (at period end)
      Total assets                          $ 87,987      $ 93,704     $ 93,379      $ 89,629      $ 63,026
      Short term debt                          3,017         3,030        2,122        32,659        13,500
      Long term debt                          33,376        39,949       40,423         8,841         9,205
      Shareholders' equity                    31,688        29,679       29,426        20,946        21,415

    No dividends have been declared in the five year period ending December 31, 1995.
    =======================================================================================================

Item 7 Management's discussion and analysis of financial condition and results of operations

    RESULTS OF OPERATIONS  -  PERCENT OF NET SALES

    To assist in the analysis of the results of operations, the following table comparing key statement of operations categories as a percent of net sales has been prepared:

         ==================================================
         Continuing Operations  -  Percent of Net Sales
         ==================================================

                                      1995     1994    1993
         --------------------------------------------------
           Net sales                 100.0    100.0   100.0
           Cost of goods sold         74.2     75.6    73.8
           Selling, general and
             administrative expenses  21.2     21.8    20.1

           Gain on sale of a portion
             of a line of business     0.0      0.2     0.0
         --------------------------------------------------
           Operating income            4.6      2.8     6.1
           Interest expense            3.1      2.7     2.6
         --------------------------------------------------
           Income before income
             taxes                     1.5      0.1     3.5
           Provision for income
             taxes                     0.1      0.0     0.0
         --------------------------------------------------
           Income                      1.4      0.1     3.5
         ==================================================

           Minimal provisions for income taxes were recorded for the years 1993 through 1995 as the Company continued to utilize its operating loss carryforward. During 1993, the Company adopted Financial Accounting Standards No. 109, the cumulative effect of which resulted in a benefit to income in 1993 of $1.8 million.

           1995 RESULTS COMPARED TO 1994

           1995 results reflect the continuing improvement in financial performance resulting from the turnaround efforts initiated in May, 1994. Net sales were off 5.6% from the $134 million recorded in 1994. Sales in the Industrial Fastener Division (IFD) of $78.4 million in 1995 were down 3.4% from the $81.2 million in 1994 despite increased sales in the primary automotive sector, while operating profits improved dramatically. Even though sales to domestic auto manufacturers were up 4.8% over 1994, sales to IFD's other customers decreased as a result of IFD failing to meet customer schedules in 1994. The C-Tech Division recorded sales of $40 million which represented a growth of 6.5% in 1995, well below the 1994 and 1993 growth pace. C-Tech signed agreements with 10 new customers in 1995, but did not receive the full sales impact of these new customers' activity during the year.

           Gross margins improved to 25.8% versus 24.4% reported in 1994. Margin improvements resulted from significant operational changes in the IFD factories, increased material control, and reduced staffing levels of non-critical personnel. IFD was also able to increase its prices on new parts, primarily due to the technical assistance provided to customers.

           Total cost of goods sold decreased as all divisions continued to focus on elimination of the causes of scrap and the reduction in slow-moving inventories. The Company believes that the portion of its inventory classified as slow-moving is significantly improved as compared to prior years.

           Selling, general and administrative expenses dropped to 21.2% of net sales from 21.8% for 1994. The Company made additional reductions in staffing at all divisions by consolidating functions and eliminating non-essential positions company-wide. 1995 headcounts were down 7% from 1994.

           Interest expense continued to run higher than previous years despite reductions in inventories and other working capital assets.
           Interest rate increases in 1995 were the single contributing factor to the larger interest expense. While the Company experienced several violations in covenants under its loan agreement in 1995, waivers were obtained from its bank group for these violations at no additional cost to the Company.

           1994 RESULTS COMPARED TO 1993

           The Company's 1994 net sales grew 1.5% during the year to $134 million. The increase was directly attributable to the C-Tech Division, which experienced sales of $37.5 million, a growth of 34% over 1993 sales of $28 million. C-Tech's sales growth was due to the increase in business with existing customers. IFD 1994 revenues of $81.2 million were down 6.4% from 1993 sales of $86.7 million due to the loss of orders and customer service disruptions arising from the consolidation of the former Lewis, Champion and Pioneer facilities in the third quarter of 1993.

           IFD sales to the automotive sector were up 17% over 1993, but gross margins on this business were lower than those earned with distributor or other industrial customers.

           Cost of goods sold rose as a percent of net sales as IFD experienced operating inefficiencies early in 1994. These inefficiencies, which impacted the valuation of slow-moving inventories, have been the subject of close scrutiny and ongoing corrective actions, which have focused on production planning and control. Specific actions to improve operations have been discussed in the 1995 results compared to 1994. The provision for slow-moving and obsolete inventories was $1.8 million in 1994, or $1.3 million greater than the expense recorded in 1993. The provision increased as a result of the decrease in volume; production planning was slow to react to the loss of orders and, as a result, customer specific parts were produced in excess of demand.

           Selling, general and administrative expenses were up 10% over 1993, primarily due to severance expenses of approximately $600,000 for three executives of the Company, outside consulting fees, and bank fees related to a new credit agreement.

           During the fourth quarter of 1994, the Company sold the Redi-Bolt operation of the Hardware Division. The sale generated a profit of $212,000.

           Interest expense in 1994 was up over 1993 as the Company renegotiated with its banks to obtain additional availability under its credit facility. Higher rates of interest on a larger debt base resulted in increased interest expense.

           LIQUIDITY AND CAPITAL RESOURCES

           Major balance sheet captions as a percentage of total assets at December 31, 1995 and 1994 are presented as follows:


         ==========================================
         Percent to Total Assets
         ==========================================
                                 1995         1994
         ------------------------------------------
         Current assets          53.7%        53.6%
         Current liabilities     22.4%        21.8%
         Working capital         31.3%        31.8%
         Long term debt,
           including current
           maturities            41.4%        45.9%
         Shareholders' equity    36.0%        31.7%
         ==========================================
         Debt to equity ratio    51.3%        57.4%
         ==========================================

    During 1995, all of the Company's operations were focused on managing their use of working capital and increasing not only profits but cash flow via improved asset turnover velocity. Receivable and inventory balances declined from the year-end balances at December 31, 1994. However, inventories, the Company's primary area of focus from a working capital perspective, fell 3.4% from their 1994 level ($29.0 million versus $30.1 million).

    Cash flows from reduced working captial investments were applied towards the Company's bank and subordinated debt. Bank debt declined $6.1 million in 1995 as part of the Company's strategy to shift its debt to equity ratio to a lower, more acceptable, level. In 1995, debt as a percent of total assets fell 8.5% with 1996 plans projecting further debt reductions. Under terms of the Company's subordinated debt, an annual sinking fund payment of $518,000 is due through the year 2000.

    The Company has reviewed its credit facility and operating plans for 1996 with its bank group. As previously mentioned, there were several covenant violations under the 1995 loan agreement which were waived by the bank group. Given the Company's performance and 1996 plans, covenants for 1996 have been revised and the credit facility has been extended through January 14, 1998. Negotiated reductions in loan interest charges should favorably impact operations in calendar 1996. As of February 29, 1996, the Company had $8.2 million available under its credit facility. Borrowings under the revolving loan bear interest at LIBOR (5.3%) plus 2.5% or prime (8.25%) plus 0.5%, and borrowings under the term loan bear interest at LIBOR plus 3% or prime plus 1%.

    Capital investments for 1995 totaled $1.1 million versus $3.1 million in 1994. Capital investments in 1995 consisted primarily of expenditures to maintain the quality of the operating plants, whereas 1994 capital investments also included expenditures to broaden the Company's product lines. Capital investments for 1996 are estimated at $3.3 million, with plans calling for IFD and Hardware capacity expansion and C-Tech service oriented upgrades.

    The Company believes that cash generated from operations and its capacity for borrowing will be sufficient to fund current business operations, annual sinking fund requirements under the subordinated debt, and anticipated future capital investments.

    In March 1995, the Financial Accounting Standards Board issued Statement
    No. 121 that requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, there will not be any effect from the adoption of Statement No. 121.

    The Company presents its financial statements on a historic cost basis, which does not account for inflation effects. However, the Company's inventories are valued using LIFO, which generally reflects current costs. Steel is the primary raw material commodity used by the Company. Steel is purchased on firm quotes from suppliers, and the Company expects to offset any price or inflation effects through price increases to customers and cost containment programs already in place.

    Item 8  Financial statements and supplementary data


    STATEMENT OF OPERATIONS
    For the years ended December 31
    ====================================================================================================
    (Dollars in thousands except per share amounts)                      1995          1994         1993
    ----------------------------------------------------------------------------------------------------
      Net sales                                                     $ 126,016     $ 133,531    $ 131,498
         Cost of goods sold                                            93,476       100,895       97,070
         Selling, general and administrative expenses                  26,788        29,122       26,427
         Gain on sale of a portion of a line of business (Note 4)           0           212            0
    ----------------------------------------------------------------------------------------------------
      Operating income                                                  5,752         3,726        8,001
         Interest expense                                               3,948         3,657        3,376
    ----------------------------------------------------------------------------------------------------
      Income before income taxes                                        1,804            69        4,625
         Provision for income taxes                                        75             0            0
    ----------------------------------------------------------------------------------------------------
      Income                                                            1,729            69        4,625
         Cumulative effect of accounting change   (Note 9)                  0             0        1,814
    ----------------------------------------------------------------------------------------------------
      Net income                                                      $ 1,729          $ 69      $ 6,439
    ====================================================================================================

    ====================================================================================================
      Earnings per share
         Primary
           Income                                                      $ 0.45        $ 0.02       $ 1.20
           Cumulative effect of accounting change                        0.00          0.00         0.47
    ----------------------------------------------------------------------------------------------------
           Net income                                                  $ 0.45        $ 0.02       $ 1.67

    ====================================================================================================

         Assuming full dilution
           Income                                                      $ 0.45        $ 0.02       $ 1.21
           Cumulative effect of accounting change                        0.00          0.00         0.41
    ----------------------------------------------------------------------------------------------------

           Net income                                                  $ 0.45        $ 0.02       $ 1.62

    ====================================================================================================

      Average shares outstanding - Primary                          3,864,909     3,841,297    3,867,255
      Average shares outstanding - Full Dilution                    3,864,909     3,841,297    4,384,644

      The accompanying notes to financial statements are an integral part of these statements.
    ====================================================================================================


    BALANCE SHEET
    December 31
    =======================================================================================
    (Dollars in thousands)                                              1995         1994
    ---------------------------------------------------------------------------------------
    ASSETS (Note 5)
      Current assets
         Cash                                                           $ 434       $ 1,765
         Accounts receivable, net                                      14,997        15,501
         Inventories                                                   29,030        30,066
         Prepaid expenditures and other                                 2,772         2,880
    ---------------------------------------------------------------------------------------
         Total current assets                                          47,233        50,212

      Plant and equipment, at cost
         Land and buildings                                               593           590
         Machinery and equipment                                       27,010        25,983
    ---------------------------------------------------------------------------------------
         Plant and equipment                                           27,603        26,573
         Less accumulated depreciation                                 13,205        10,330
    ---------------------------------------------------------------------------------------
         Net plant and equipment                                       14,398        16,243

      Other assets
         Goodwill, net                                                 17,872        18,381
         Other intangibles, net                                         2,810         3,493
         Other noncurrent assets                                        5,674         5,375
    ---------------------------------------------------------------------------------------
         Total other assets                                            26,356        27,249
    ---------------------------------------------------------------------------------------
      Total assets                                                   $ 87,987      $ 93,704
    =======================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities
         Accounts payable                                            $ 10,231      $ 10,967
         Accrued income taxes                                             183             0
         Accrued liabilities                                            6,258         6,448
         Current maturities of long-term debt                           3,017         3,030
    ---------------------------------------------------------------------------------------
         Total current liabilities                                     19,689        20,445
      Long-term liabilities
         Long-term debt                                                26,134        32,189
         Convertible subordinated debentures                            7,242         7,760
         Other liabilities                                              3,234         3,631
    ---------------------------------------------------------------------------------------
         Total long-term liabilities                                   36,610        43,580

      Commitments and contingencies (Notes 6 and 10)

      Shareholders' equity
         Common stock ($1 par value), authorized 10,000,000 shares,
           issued 3,881,025 shares in 1995 and 3,837,054 shares in 1994 3,881         3,837
         Capital in excess of par value                                17,170        16,934
         Retained earnings                                             10,637         8,908
    ---------------------------------------------------------------------------------------
         Total shareholders' equity                                    31,688        29,679
    ---------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                     $ 87,987      $ 93,704
    =======================================================================================
    The accompanying notes to financial statements are an integral part of these statements.
    =======================================================================================


    STATEMENT OF CASH FLOWS
    For the years ended December 31
    ====================================================================================================
         (Dollars in thousands)                                          1995          1994         1993
    ----------------------------------------------------------------------------------------------------
    Cash flows from operating activities
    Income from continuing operations                                 $ 1,729          $ 69      $ 4,625
      Adjustments to reconcile income from continuing operations to cash provided by continuing operations
         Depreciation                                                   2,964         2,618        2,358
         Amortization                                                   1,192         1,479        1,465
         (Gain) loss on disposal of plant and equipment                    (5)           (2)          26
         Gain on sale of a portion of a line of business                    0          (212)           0
         Provision for losses on accounts receivable                       75           361          908
         Changes in
           Accounts receivable                                            429        (1,520)          16
           Inventories                                                  1,036          (678)      (2,126)
           Prepaid expenditures                                            50          (164)        (239)
           Income taxes recoverable and accrued income taxes              183           284          124
           Accounts payable and accrued liabilities                    (1,221)        1,386       (3,562)
           Noncurrent assets and liabilities                             (696)       (1,482)      (2,690)
    ----------------------------------------------------------------------------------------------------
         Cash provided by continuing operations                         5,736         2,139          905
    Cash flows from discontinued operations                               353           132          602
    Cash flows from investing activities
      Purchases of plant and equipment                                 (1,143)       (3,150)      (3,245)
      Proceeds from disposal of assets                                     29         1,554          869
      Purchase of C-Tech Division, net of acquired cash                     0             0         (115)
    ----------------------------------------------------------------------------------------------------
      Cash used by investing activities                                (1,114)       (1,596)      (2,491)
    Cash flows from financing activities
      Long-term debt borrowings                                       136,470       137,495      156,381
      Repayments of long-term debt                                   (142,525)     (137,451)    (124,281)
      Net short-term debt increase (decrease)                             (13)          900      (30,638)
      Retirement of debentures                                           (518)         (510)        (417)
      Proceeds from sale of common stock                                  280           184           43
    ----------------------------------------------------------------------------------------------------
      Cash provided (used) by financing activities                     (6,306)          618        1,088
    ----------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                                    (1,331)        1,293          104
    Cash at beginning of year                                           1,765           472          368
    ----------------------------------------------------------------------------------------------------
    Cash at end of year                                                 $ 434       $ 1,765        $ 472
    ====================================================================================================
    Cash paid (recovered) for
      Interest                                                        $ 3,910       $ 3,373      $ 2,991
      Taxes                                                              (199)          (81)         (38)

    The accompanying notes to financial statements are an integral part of these statements.
    ====================================================================================================


    NOTES TO FINANCIAL STATEMENTS
    For the years ended December 31, 1995, 1994, and 1993
    ===========================================================================
    1. DESCRIPTION OF BUSINESS AND ACCOUNTING PRINCIPLES

       The Company designs, manufactures, and distributes fasteners and related products used by automotive, electronics, consumer-durables, and other manufacturers in their assembly operations. The Company also provides quality-assured, just-in-time inventory management services to manufacturers. Sales to the automotive industry (primarily Chrysler, Ford and General Motors) account for approximately 24.7%, 22.0% and 21.3% of the Company's sales in 1995, 1994, and 1993, respectively, with Chrysler being the largest at 11.1%, 9.9% and 9.1% of sales in 1995, 1994, and 1993, respectively. Trade receivables from Chrysler represented 18% and 19% of outstanding receivables as of December 31, 1995 and 1994, respectively.

       While concentrated in the Midwest, sales are delivered throughout the United States and are direct to manufacturers and independent distributors. There are no foreign operations, and export sales were less than 5.3% of net sales in each of the three years in the period ending December 31, 1995.

       Raw materials used in the manufacturing process are readily available from a number of domestic and foreign suppliers. The loss of any one supplier would not be material to the continued operations of the Company.

       The financial statements include the accounts of the Company and its divisions. The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the finanical statements and accompanying notes. Actual results could differ from those estimates.

       Depreciation is provided on a straight line basis to amortize the cost of plant and equipment during their estimated lives.

       Identifiable intangible assets consist of customer relationships, assembled work force, engineering drawings, non-compete agreements and trade names, and are amortized over their estimated lives, which range from 3 to 15 years. Amortization expense was $684,000 in 1995, $955,000 in 1994, and $941,000 in 1993.

       Goodwill is amortized over forty years. Amortization expense was $508,000 in 1995, $524,000 in 1994, and $524,000 in 1993. Goodwill is
       reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable cash flows over the remaining amortization period.

       The Company has applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. No decision has been reached as to how the Company will apply, beginning in 1996, recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which permits the Company to continue accounting for stock options in the same manner, with fair value disclosures, or measure compensation cost by the fair value of stock options granted after January 1, 1995.

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121 that requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, there will not be any effect from the adoption of Statement No. 121.

       All interest incurred during 1995, 1994, and 1993 was expensed.

       The Company recognizes revenue upon shipment of product to the customer.

       Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and issuable under dilutive stock options. Earnings per common share, assuming full dilution, are computed by dividing net income (adjusted for interest net of income taxes on the subordinated debentures) by the weighted average number of shares of common stock, dilutive stock options, and common shares issuable upon the conversion of the subordinated debentures when such conversions would dilute primary earnings per share.

       At December 31, 1995 and 1994, inventories at LIFO approximated current costs. Exhibit 1 shows inventory components at such dates.


         ==========================================
         Exhibit 1

         Inventory Components
         ==========================================
                                     December 31
         (Dollars in thousands)   1995         1994
         ------------------------------------------
         Raw materials         $ 4,108      $ 3,955
         Work in process         4,525        4,425
         Finished goods         20,397       21,686
         ------------------------------------------
         Total inventory       $29,030      $30,066
         ==========================================

2.  SHAREHOLDERS' EQUITY

    In addition to common stock, the Company has authorized preferred stock of 10,000 shares of $100 par value preferred, and 20,000 shares of $50 par value preference, neither of which have been issued. At December 31, 1995, 816,427 shares of common stock were reserved for conversion of the subordinated debentures and issuance of stock options.

    In January 1993, the Company acquired the minority interest in the C-Tech Division in exchange for 133,000 shares of the Company's common stock and $115,000. In October of 1993, the Company retired 177,152 shares of treasury stock. Exhibit 2 shows changes in the Company's shareholders' equity accounts during the years ended December 31, 1995, 1994 and 1993.

         =============================================================
         Exhibit 2

         Changes in Shareholders' Equity
         =============================================================
         Year ended December 31

         (Dollars in thousands)       1995       1994        1993
         -------------------------------------------------------------
         Capital in excess of par value
           Beginning balance             $ 16,934  $ 16,771   $ 15,777
             Shares issued for
               C-Tech acquisition               0         0      1,866
             Stock options exercised            5        15         38
             401K plan purchases              231       148          0
             Retirement of treasury stock       0         0       (910)
         -------------------------------------------------------------
           Ending balance                $ 17,170  $ 16,934   $ 16,771
         =============================================================

         Retained earnings
           Beginning balance              $ 8,908   $ 8,839    $ 4,502
             Retirement of treasury stock       0         0     (2,102)
             Net income                     1,729        69      6,439
         -------------------------------------------------------------
           Ending balance                $ 10,637   $ 8,908    $ 8,839
         =============================================================

3.  STOCK OPTIONS

    In 1990 and 1994, the Company adopted Stock Option Plans for employees and directors. The plans are limited to a total of 350,000 shares of common stock. Options may be granted at prices of 90 percent of market or higher at date of grant. Options expire no more than 10 years from date of grant. For employees, option prices, vesting provisions, and life of the option are determined at date of grant by the Compensation Committee of the Board of Directors. Each non-employee director receives an annual option equal to his annual retainer divided by the fair value of a share of common stock on the date of grant. Transactions for 1995, 1994, and 1993 are as follows:

         ========================================================
         Exhibit 3

         Option Plan Transactions
         ========================================================
                                       1995      1994       1993
         --------------------------------------------------------
         Options outstanding
           on January 1              188,468   173,610    169,010

         Changes during year
           Granted (per share)
             1995 - $6.00 to $7.88   118,246       - -       - -
             1994 - $13.50 to $14.00     - -    66,358       - -
             1993 - $10.25 to $13.00     - -       - -     12,540
           Exercised (per share)
             1995 - $6.00             (1,000)      - -       - -
             1994 - $8.75                - -    (2,000)      - -
             1993 - $8.75 to $10.25      - -       - -     (4,440)
           Canceled                 (187,500)  (49,500)    (3,500)
         --------------------------------------------------------
           Net increase (decrease)   (70,254)   14,858      4,600
         --------------------------------------------------------
         Options outstanding
           on December 31            118,214   188,468    173,610
         ========================================================
         Other December 31 information
           Option price range      $ 6.00 TO $ 7.75 to  $ 7.75 to
                                     $ 14.00   $ 14.00     $13.00
           Options exercisable       118,214   187,136    137,277
           Options available
             for grant               224,346   155,092     71,950
         ========================================================

    In 1994, an employee, as part of an employment agreement, was granted options totaling 15,000 shares at $14.00 per share. One-third of these options became exercisable in 1995 and one-third become exercisable in 1996 and 1997. No portion of this option has been excercised. In 1995, an employee, as part of an employment agreement, was granted options totaling 45,000 shares at $6.125 per share. One third of these options are exercisable in each of 1996, 1997 and 1998.

4.  DIVESTITURE

    During the fourth quarter of 1994, the Company sold the Redi-Bolt operation of the Hardware Division for cash and notes totaling $1.5 million. This operation had revenues of $6,934,000 and $7,468,000 in 1994 and 1993, respectively.

5.  INDEBTEDNESS

    The Company's credit agreement provides a revolving loan of up to $27,600,000 through January, 1998 (with options to renew through May, 2000) and an original term loan of $12,400,000. The term loan requires quarterly principal payments of $620,000, with final payment of the unpaid balance due January 1998 (or such later date as the revolving loan is renewed). Borrowings under the revolving loan and term loan are $18,663,000 and $9,920,000, respectively, at December 31, 1995 ($26,370,000 and $8,250,000,
    respectively, at December 31, 1994). The credit agreement provides restrictive monthly covenants regarding interest coverage, leverage ratio, current ratio and tangible net worth and prohibits the payment of dividends.

    Commitments under the credit agreement are shared equally by three lenders. Both parts of the credit agreement are asset-based: the availability under the term portion is based on fixed assets and the availability under the revolver is limited to the sum of eligible accounts receivable and inventories. Borrowings are secured by substantially all assets of the Company.

    Interest on the term loan is at LIBOR (5.9% at December 31, 1995) plus 4% or prime (8.5% at December 31, 1995) plus 2%; interest on borrowings under the revolver is at LIBOR plus 3.5% or prime plus 1.5%, at the Company's option. An amendment (dated December 29, 1995) to the loan agreement provides for interest on the term loan at LIBOR plus 3% or prime plus 1% and interest on borrowings under the revolver at LIBOR plus 2.5% or prime plus 0.5% as of January 1, 1996. The credit agreement requires a quarterly commitment fee of 0.25 percent per annum on the average unused amount of the revolving credit commitment.

    Under the terms of the 7.5 percent convertible subordinated debentures, and after reflecting conversions and repurchases to date, an annual sinking fund payment of $518,000 is due each July 1, with a final payment of

    $5,170,000 due July 1, 2001. The debentures can be redeemed at par value. The debentures are convertible into shares of common stock of the Company at the rate of $18.75 of the face amount of the debentures for each share of common stock. The indenture agreement for the debentures limits the payment of cash dividends and repurchase of common stock to an amount equal to the cumulative net income since January 1, 1986, plus $2,000,000. Therefore, the Company must earn $10,902,000 subsequent to December 31, 1995, before any common stock can be repurchased. The debentures are unsecured and subordinate to all current and future senior debt of the Company.

    Aggregate maturities of long-term debt, including the convertible subordinated debentures and capital leases for periods subsequent to December 31, 1995, are: $3,017,000 in 1996, $3,017,000 in 1997, $24,153,000
    in 1998 (assuming the credit agreement is not renewed), $518,000 in 1999, $518,000 in 2000; and thereafter, $5,170,000.

    The Company has no formal compensating balance requirements. It pays the cost of services provided by its banks by either providing balances or paying fees for the services.

6.  LEASE COMMITMENTS

    The Company leases certain plants, warehouses, offices and machinery and equipment under operating leases. The total rental expense of all operating leases was $2,365,000 in 1995, $2,260,000 in 1994 and $2,079,000
    in 1993. Future payments for operating leases for periods subsequent to December 31, 1995, are $11,223,000: $2,404,000 in 1996, $2,345,000 in
    1997, $2,151,000 in 1998, $1,706,000 in 1999, $964,000 in 2000, and
    thereafter $1,653,000.

7.  EMPLOYEE BENEFIT PLANS

    Since January 1, 1994, the Company has sponsored a defined contribution plan covering substantially all employees. Company contributions match the first one percent and one-half of the next five percent of payroll dollars for each employee contributing to the plan. Company contributions vest after 5 years of service. The Company's contribution to this plan was $566,000 in 1995 and $662,000 in 1994.

    During 1992, the Company assumed responsibility for three defined contribution plans related to acquired companies. The Company's contributions to these plans was $275,000 in 1993. These plans were merged into the Company's defined contribution plan effective January 1, 1994.

    The Company has a defined benefit plan covering certain employees. This plan is noncontributory and provides pension benefits based on the employee's earnings during the years of employment prior to December 31, 1993. Effective December 31, 1993, the Company suspended this plan. Employees do not earn additional defined benefits for future service, although future service may be counted toward vesting of benefits accumulated based on service prior to the suspension date. As a result of the suspension of this defined benefit plan, the Company recognized a curtailment gain of $552,000 during 1993. Pension assets consist of pooled funds invested by insurance companies, and stocks and bonds of publicly held companies. The components of net pension costs for 1995, 1994, and 1993 are shown in Exhibit 7.1.


         ========================================================
         Exhibit 7.1

         Net Pension Costs
         ========================================================
                                          Year ended December 31
         (Dollars in thousands)         1995      1994       1993
         --------------------------------------------------------
         Service cost-benefits earned
           during the period             $ 0       $ 0      $ 360
         Interest cost on projected
           benefit obligation            660       675        682
         Return on assets               (886)   (1,151)    (1,064)
         Amortization and deferral        19      (225)      (328)
         --------------------------------------------------------
         Net pension income           $ (207)   $ (701)    $ (350)
         ========================================================

         Actuarial assumptions
           Discount rate                  8%     7.75%         8%
           Compensation increase         N/A       N/A         6%
           Long-term return on assets     8%        9%         9%
         ========================================================

         The actuarial assumptions used in calculating net pension costs are developed in consultation with the Company's outside actuaries and evaluated in light of the Company's pension plan's investment performance.

         Exhibit 7.2 sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1995 and 1994.


         ====================================================================
         Exhibit 7.2

         Components of Prepaid Pension Costs
         ====================================================================
                                                              December 31
           (Dollars in thousands)                           1995       1994
         --------------------------------------------------------------------
         Actuarial present value of benefit obligations
           Vested benefit                                  $ 8,585    $ 8,957
         ====================================================================
           Accumulated benefit                             $ 8,695    $ 9,194
         ====================================================================

         Funding status
           Plan assets                                     $11,526    $13,562
           Projected benefit                                 8,695      9,194
         --------------------------------------------------------------------
           Over funding                                    $ 2,831    $ 4,368
         ====================================================================

         Balance sheet recognition
           of over funding                                 $ 2,831    $ 4,368
         Unrecognized net (gain) loss                        1,612        (94)
         Prior service cost not yet recognized
           in net periodic pension cost                         67         29
         Prepaid pension cost
           recognized in balance sheet                     $ 4,510    $ 4,303
         ====================================================================

8.  ADDITIONAL BALANCE SHEET INFORMATION

    At December 31, 1995 and 1994, accounts receivable are net of an allowance for doubtful accounts of $704,000 and $1,229,000, respectively, goodwill is net of accumulated amortization of $2,442,000 and $1,934,000, respectively, and other intangibles are net of accumulated amortization of $3,034,000 and $2,350,000, respectively.

    In December 1994, the Company's Board of Directors determined that the employment contract of its former Chairman, President, and CEO would not be renewed and amended his contract to provide for severance and benefits for up to one year after his termination date. An accrual for these costs of $370,000 was made in the fourth quarter of 1994 and was included in selling, general and administrative expenses.

9.  INCOME TAXES

    Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109). The cumulative effect of adopting FAS109 as of January 1, 1993 was to increase net income by $1,814,000.

    A reconciliation between taxes computed at the Federal statutory rate on income before income taxes and the provision for income taxes is shown in
    Exhibit 9.1. The components of the provision for deferred income taxes are presented in Exhibit 9.2, and the components of the liability for deferred income taxes are presented in Exhibit 9.3.

         ===========================================================
         Exhibit 9.1

         Reconciliation of Statutory and Effective Tax Rates
         ===========================================================
                                         Year ended December 31
         (Dollars in thousands)         1995      1994       1993
         -----------------------------------------------------------
         Income before
           income taxes                 $ 1,804      $ 69    $ 4,625
         ===========================================================
         Income tax expense at federal
           statutory rate of 34%          $ 613      $ 23    $ 1,573
         Adjustments
           State income taxes, net of
             federal income tax benefits     36         0          0
           Goodwill amortization            173       178        114
           Change in valuation
             allowance                     (932)     (309)    (1,689)
           Other                            185       108          2
         -----------------------------------------------------------
           Total adjustments               (538)      (23)    (1,573)
         -----------------------------------------------------------
         Income tax provision              $ 75       $ 0        $ 0
         ===========================================================


    The income tax provision of $75,000 in 1995 consists of $20,000 federal and $55,000 state. For income tax purposes, the operating loss carry forwards are approximately $16,000,000 and expire between 2006 and 2009. The use of the carry forwards in future years will be limited by the Internal Revenue Code should the Company merge with Illinois Tool Works (see Note
    12).


         =============================================================
         Exhibit 9.2

         Provision for Deferred Income Taxes
         =============================================================
                                         Year ended December 31
         (Dollars in thousands)         1995      1994       1993
         -------------------------------------------------------------
         Components of deferred tax provision
           Depreciation and basis
             differences                   $ (156)    $ (13)    $ (450)
           LIFO basis difference                0         0       (232)
           Pensions                            81       271        364
           Intangible asset basis
             differences                        9       170        194
           Restructuring of operations         89       159      1,479
           Discontinued operations            674       545        446
           Inventories                       (459)       24       (130)
           Self-insurance reserves            114       132        156
           Bad debts                          206       (10)       (44)
           Deferred compensation               35        44         29
           Net operating loss
             carryforwards                    143    (1,211)       295
           Other                              196      (317)       126
         -------------------------------------------------------------
           Total                              932      (206)     2,233
           Change in valuation
             allowance                       (932)      206     (2,233)
         -------------------------------------------------------------
           Provision for deferred
             income taxes                   $   0     $   0      $   0
         =============================================================

         ========================================================
         Exhibit 9.3

         Net Liability for Deferred Income Taxes
         ========================================================
                                                    December 31
           (Dollars in thousands)                 1995       1994
         --------------------------------------------------------
         Deferred tax liabilities
           Depreciation and basis
             differences                       $ 2,956    $ 3,112
           LIFO basis difference                 2,033      2,033
           Pensions                              1,467      1,386
           Intangible asset basis
             differences                           906        897
           Prepaid expenditures basis
             difference                            431        431
         --------------------------------------------------------
           Total deferred liabilities            7,793      7,859

         Deferred tax assets
           Restructuring of operations            (134)      (223)
           Discontinued operations                (828)    (1,502)
         Inventories                            (2,079)    (1,620)
         Self-insurance reserves                  (393)      (507)
         Bad debts                                (276)      (482)
         Deferred compensation                    (282)      (317)
         Net operating loss
           carryforwards                        (6,122)    (6,265)
         Other                                    (526)      (722)
         --------------------------------------------------------
                                               (10,640)   (11,638)
         Valuation allowance                     5,101      6,033
         --------------------------------------------------------
         Total deferred assets                  (5,539)    (5,605)
         --------------------------------------------------------

         Net deferred income taxes (included in
           other long-term liabilities)        $ 2,254    $ 2,254
         ========================================================

    For financial accounting purposes, a valuation allowance has been recognized to offset deferred tax assets related to net operating loss carryforwards and other temporary differences. The tax benefit for these items will be used to reduce current tax expense when realized.

10. OTHER COMMITMENTS AND CONTINGENCIES

    The Company is involved in various lawsuits and claims which are normal to the Company's business. In the opinion of management, the amount of losses which might be sustained, if any, is not likely to materially affect the Company's financial position or results of operations.

    The Company has been self-insured for a portion of its product liability claims since November 1, 1976. Accordingly, the Company has recognized estimated liabilities which management believes are adequate for estimated claim settlements. Included in the December 31, 1995 and 1994 balance sheet within "other long-term liabilities" are $802,000 and $1,093,000, respectively, as estimated liabilities for self- insurance.

11. DISCONTINUED OPERATIONS

    During 1991, the Company decided to concentrate its efforts on fastener and fastener-related businesses and to sell its unrelated operations. By 1993, the Company had sold or exited all of its unrelated businesses. Net sales of the discontinued operations were $1,218,000 in 1993. During 1993, the operating loss from the discontinued businesses totaled $918,000 and was charged to the reserve for the estimated loss on disposal of operations.
    Exhibit 11 presents the cash flows from the discontinued operations.

         =====================================================================
         Exhibit 11

         Cash Flows From Discontinued Operations
         =====================================================================
                                                    Year ended December 31
           (Dollars in thousands)                  1995      1994       1993
         ---------------------------------------------------------------------
         Cash flows from operating activities
           Loss from discontinued operations       $ 0        $ 0          $ 0
           Reconciling adjustments
             Depreciation                           20         93          263
             Loss on asset disposals                63        105          276
         Current assets/liabilities changes       (397)    (1,706)      (1,673)
         Proceeds from asset disposals             667      1,640        2,121
         Debt retirement                             0          0         (385)
         ---------------------------------------------------------------------
           Cash provided by
             discontinued operations             $ 353      $ 132        $ 602
         =====================================================================

    12.  SUBSEQUENT EVENT

         The Company has filed a proxy statement relating to the merger of Illinois Tool Works Inc. (ITW) and the Company as publicly announced on January 8, 1996. Under the terms of the merger, each share of Medalist stock would be valued at $14.50 and converted into the appropriate number of ITW shares, based upon an average closing price for ITW shares for the ten day period just prior to the closing date of the merger.

         The merger requires a 66 2/3% affirmative vote by Medalist shareholders of record. Management of the Company is not aware of any material adverse issues which might prevent this merger from being completed.

    REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    To the Board of Directors and Shareholders of Medalist Industries, Inc.

         We have audited the accompanying balance sheet of Medalist Industries, Inc. as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medalist Industries, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 9 to the financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993.

    Milwaukee, Wisconsin                                    ERNST & YOUNG LLP
    February 2, 1996

Item 9 Changes in and disagreements with accountants on accounting and financial disclosure

     None.

                                    PART III

Item 10   Directors and executive officers of the registrant

                                                                                                   Director
    Name and age              Principal occupation and business experience                          since
    -------------------------------------------------------------------------------------------------------
    DIRECTORS WITH TERMS EXPIRING IN 1998

    James S. Dahlke, 45       President and chief executive officer of Medalist Industries, Inc.     1995

    Peter A. Fischer, 53      Assembly of God Minister; director of Bando-McGlocklin Capital Corp.   1975
                              and the Gehl Company.

    John S. Sammond, 67       Partner, Quarles & Brady (attorneys for Medalist) since 1960.          1978


    DIRECTORS WITH TERMS EXPIRING IN 1997

    James D. Dodson, 59       Private Investor                                                       1993

    John B. Howenstine, 55    President, chief executive officer and chairman of Fiberflex, Inc.     1989
                              since 1994;  managing director, Riverway Capital Partners,
                              (financial advisory firm) since 1989.

    Mark Train, 54            Co-founder, executive vice-president and director of Jason, Inc.       1995

    DIRECTORS WITH TERMS EXPIRING IN 1996

    Harry S. Burker, 67       President, Execu-Com Inc. (business consultants) since 1991;           1989
                              director, president, and chief executive officer, Siemens Energy &
                              Automation, Inc.(electrical eqpt. mfgr.), 1985 through 1990; director of SPD Technologies, Inc. since 1993.

    Roger E. Secrist, 56      Retired chairman of the board and chief executive officer of ANGUS     1984
                              Company (specialty chemicals); director of Gehl Company since 1982.

    Information concerning the executive officers is included in Part I of this filing, page 4.

Item 11   Executive compensation

    The following table summarizes the compensation to each of the Company's executive officers with total 1995 salary and bonus exceeding $100,000.

                                                                      Long-Term compensation
                                                                      ----------------------
                                            Annual compensation       Restricted
    Name and present                        -------------------
    position                      Year      Salary($)   Bonus($)       stock($)  Options(#)   All Others($) (1)
    --------------------------------------------------------------------------------------------------------

    James S. Dahlke               1995      148,997      95,000            0       45,000           0
    CEO

    John T. Paprocki              1995      141,259      30,000            0       15,000       4,042
    CFO                           1994       77,884      23,125            0       15,000         541

    William C. O'Loughlin         1995      102,906      15,000            0        5,000       3,065
    V.P. - Secretary              1994      100,544           0            0            0       2,156
                                  1993       95,336           0            0            0           0

    James G. Gumm                 1995      101,165      20,000            0        4,000       3,023
    V.P. - Administration         1994       97,502           0            0            0       2,156
                                  1993       90,572           0            0            0           0
         (1) Company match dollars for Medalist Employee Retirement Incentive Trust Plan

    STOCK OPTIONS AND STOCK COMPENSATION

    Mr. Dahlke, as a condition of employment, was awarded options to purchase 45,000 shares of common stock in 1995. These options vest over a three year period and have an exercise price equal to the market value of the common stock on the issue date. Also during 1995, Mr. Paprocki was awarded options to purchase 15,000 shares of common stock. Messrs. O'Loughlin and Gumm had previously been awarded options in 1994 in the amounts of 5,000 and 4,000 shares, respectively. During 1995, these options were cancelled and reissued at the then current market price.


    OPTIONS GRANTED IN 1995


                                Options granted                                Potential realizable value at
                                ---------------------------------------        assumed annual rates of stock
                                           Shares of    Exercise  Expiration   price appreciation for option term
         Executive              Number    total grants   price       date            5%           10%
         ---------------------------------------------------------------------------------------------------
         James S. Dahlke         45,000        100%       6.125   05/15/2005      173,339       439,275
         John T. Paprocki        15,000         27%       6.000   04/27/2005       56,601       143,437
         William C. O'Loughlin    5,000          9%       6.000   04/27/2005       18,867        47,812
         James G. Gumm            4,000          7%       6.000   04/27/2005       15,093        38,250


    OPTIONS  EXERCISED IN 1995, AND 1995 YEAR-END OPTION VALUES

                                                                                   Value of unexercised
                                                      Number of                    in-the-money options
                                Shares                Unexercised options          at year end ($)
                              acquired on   Value     ---------------------------  --------------------------
         Executive             exercise  realized ($) Exercisable  Unexercisable   Exercisable  Unexercisable
         ----------------------------------------------------------------------------------------------------
         James S. Dahlke           0           0              0       45,000            0             0
         John T. Paprocki          0           0         20,000       10,000            0             0
         William C. O'Loughlin     0           0          6,000            0            0             0
         James G. Gumm             0           0         19,000            0            0             0


    Retirement plans
    From December 1, 1979 through the end of 1993, Medalist maintained a defined benefit pension plan for all salaried employees. Effective December 31, 1993, Medalist merged its hourly production pension plans into its salaried pension plan and ceased all future benefit accruals under the surviving salaried plan and the merged hourly production plans. The plan provides a benefit equal to 1.5% of the employee's average monthly pay (up to $235,840 per year) for the period from 1989 through 1993, multiplied by the number of years of credited service. Remuneration under the plan is defined as total compensation pay which would be subject to tax for social security benefits without regard to the dollar limitation on such compensation subject to FICA taxes. Mr. O'Loughlin has five years of credited service, and his estimated annual benefits payable upon retirement will be $24,534. In conjunction with the merger of its defined benefit plans, the Company simultaneously merged its defined contribution plans effective December 31, 1993. This merger created the Medalist Employee Retirement Incentive Trust Plan. This plan encourages employee participation with Company matching funds and allows employees to direct personal, as well as, company contributions into six separate accounts, one of which is Medalist Common Stock. Executives participate in this plan on the same terms as eligible non-executive employees.

    Employment contracts
    Medalist has an employment agreement with James S. Dahlke, which provides that in the event of termination without cause or on a "Change of Control of the Board," in exchange for a release Mr. Dahlke will have the right to receive continued medical benefits plus an amount equal to his base salary (currently $225,000) for one year following his termination (or in the case of termination without cause, the later of May 15, 1997 or one year following his termination). Medalist also has an agreement with William C. O'Loughlin, its Vice President and Secretary, pursuant to which Mr. O'Loughlin is entitled to receive severance benefits equal to one year's base salary in the event of a change in control of Medalist, or his termination of employment within eighteen months of the change in control. Messrs. John T. Paprocki and James G. Gumm are each parties to a Continuing Employment and Severance Agreement with the Company. Those agreements provide that in exchange for a release (a) if the executive does not voluntarily terminate employment prior to any Business Combination Transaction as defined therein plus, if requested by an acquiror, an additional transition period of up to 90 days, (b) if such a Business Combination Transaction occurs before June 14, 1996, and (c) if the executive's employment is terminated for any reason within 90 days thereafter, each executive will be entitled to severance benefits in an amount equal to one year's annual salary plus medical and dental benefits, unused vacation time and any 1995 incentive compensation.

    Directors' fees
    Directors' fees are paid only to non-employee directors, who receive an annual retainer of $12,500 and a fee of $700 (and necessary expenses) for each Board or committee meeting attended. Each committee chairperson receives $950 for each committee meeting held. Each non-employee director receives an annual option at the fair market value at the date of grant equal to his annual retainer divided by the fair value of a share on the date of grant. Grants to directors were made in 1995, at market price on the date of grant (2,041 shares each at $6.125 per share), to Messrs. Burker, Dodson, Fischer, Howenstine, Sammond, and Secrist.


Item 12   Security ownership of certain beneficial owners and management
    The following table sets forth information regarding the beneficial ownership of Common Stock of Medalist as of January 8, 1996 by each of Medalist's directors and executive officers, by all directors and executive officers as a group, and by each person or entity believed by Medalist to beneficially own more than five percent of Medalist's outstanding Common Stock. Except as otherwise indicated, each listed person or entity has sole voting and investment power for the shares listed, except for 26,398 shares, included in the total for Messrs. Gumm, O'Loughlin and Paprocki and for all directors and executive officers, which is owned by the Medalist Salaried Pension Trust for which these officers are trustees.

                                                      Rights to Acquire             Total         Percent of
    Directors and Executive Officers   Position       Beneficial Ownership   Beneficially Owned      Class
    -----------------------------------------------------------------------------------------------------------
    James S. Dahlke                    President, CEO        45,000                 49,000             1.2
         and Director

    Harry S. Burker, Jr.               Director               8,255                 11,256              .3

    James D. Dodson                    Director               2,934                105,434             2.7

    Peter A. Fischer                   Director               8,256                 24,556              .6

    John B. Howenstine                 Director               8,256                 68,256             1.8

    John S. Sammond                    Director              10,549                 17,549              .5

    Roger E. Secrist                   Director               8,256                  8,356              .2

    Mark Train                         Director                   0                      0

    John T. Paprocki                   Vice President        30,000                 67,898             1.9
                                       and CFO

    James G. Gumm                      Vice President,       19,000                 48,101             1.2
                                       Administration

    William C. O'Loughlin              Vice President and     6,000                 38,139             1.0
                                       Corporate Secretary

    All Directors and Executive                             146,987                385,749             9.9
    Officers as a Group (11 persons)

                                                                                   Total         Percent of
    5% Beneficial Owners                                                    Beneficially Owned      Class
    ---------------------------------------------------------------------------------------------------------
    Heartland Advisors, Inc.                                                     661,250  (1)       16.9
    790 North Milwaukee St.
    Milwaukee, WI  53202

    State of Wisconsin Investment Board                                          377,800  (2)        9.7
    P.O. Box 7842
    Madison, WI  53707

    Brinson Partners, Inc.                                                       352,544  (3)        9.1
    209 South LaSalle Stret
    Chicago, IL  60604


     (1) As indicated in its amendment to Schedule 13G dated March 7, 1996, Heartland Advisors, Inc. has sole dispositive power for 661,250 shares, including 46,400 shares issuable upon conversion of $870,000 of the Company's Debentures, and has sole voting power for 628,470 shares.

     (2) As indicated in its amendment to Schedule 13G dated February, 1996, State of Wisconsin Investment Board has sole voting and dispositive power over 377,800 shares.

     (3) As indicated in its amendment to Schedule 13G dated February 15, 1996, Brinson Partners, Inc. and its affiliates share voting and dispositive power over 352,544 shares.

Item 13  Certain relationships and related transactions

     Director John Sammond is a partner in Quarles and Brady, and Quarles and Brady acts as counsel to the Company.


                                    PART IV

Item 14  Exhibits, financial statement schedules and reports on Form 8-K

(a)      1.  Financial statements

             The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as a part of this annual report.

         2.  Financial statement schedules

             The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as a part of this annual report.

         3.  Exhibits

             The exhibits listed in the accompanying index to exhibits are filed as a part of this annual report.

(b) Reports on Form 8-K

         None.

                           MEDALIST INDUSTRIES, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



Item 14(a) (1)   The following financial statements are included in Item 8:


                                                                                                 Form 10-K
    Financial statements                                                                         page number
    --------------------                                                                         -----------
    Report of independent auditors                                                                   18

    Balance sheet - December 31, 1995 and 1994                                                        9

    Statement of operations for the years ended
    December 31, 1995, 1994, and 1993                                                                 8

    Statement of cash flows for the years ended
    December 31, 1995, 1994, and 1993                                                                10

    Notes to financial statements                                                                   11-18



Item 14(a) (2)

    Financial statement schedule

    Schedule II  Valuation and qualifying accounts for each of the three years in the period ended December 31, 1995
                                                                                                     25

                 The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV, V


Item 14 (a) (3)     Exhibits


 Exhibit
 number          Description
 ------          ------------------------------------------------------------
   (3) (a)        Restated Articles of Incorporation-June 15, 1990
       (b)        Bylaws as amended February 21, 1991
       (c)        Bylaws as amended February 21, 1995
       (d)        Bylaws as amended April 27, 1995.

   (4) (a)        Indenture dated as of July 1, 1986, between Medalist Industries and the Marine Trust Company N.A., as trustee, relating to registrant's
                  7 1/2% Convertible Subordinated Debentures.
       (b)        Instruments defining the rights of security holders, including indentures: Registrant agrees to furnish upon request a copy of any such instruments with respect to certain long-term debt where the amount of securities outstanding thereunder does not exceed 10 percent of consolidated total assets.
       (c)        U.S. $40,000,000 Credit Agreement by and between Medalist Industries, Inc. and Harris Trust and Savings Bank,
                  dated January 29, 1993
       (d)        Fifth amendment to U.S. $40,000,000 Credit Agreement by and between Medalist Industries, Inc. and Harris Trust and Savings Bank, dated December 29, 1995


  (10)           Material contracts:
                   (a) Description of Management Incentive Plans *
                   (b) Form of Indemnification Agreement entered into with all officers and directors
                   (c) Form of Severance Agreement *
                   (d) Medalist Industries, Inc. 1990 Stock Option Plan *
                   (e) Medalist Industries, Inc. 1994 Stock Option Plan *
                   (f) 1995 James S. Dahlke Employment Contract *
                   (g) Executive Officer Employment Contracts *


  (11)           Computation of earnings per share

  (23)           Consent of independent auditor


                 *  Management contract on compensation plan required to be identified in compliance with Item
                    14(a) 3 of Form 10-K

                                                                     Schedule II

                           MEDALIST INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1995, 1994, and 1993

                                           Balance at        Acquired                                              Charged
                                           beginning         (disposed)       Charged           FAS -109           against
             Description                   of period         balance          to income         adoption (2)       allowance
             -----------                   ----------        --------         ---------         --------           ---------
Allowance for doubtful accounts:

       1995                               $ 1,229,000     $       0          $ (161,000)       $       0          $  364,000(1)
                                          ===========      ========          ==========        =========          ==========


       1994                               $ 1,149,000     $ (91,000)(3)      $  361,000        $       0          $  190,000(1)
                                          ===========     =========          ==========        =========          ==========


       1993                               $   403,000     $       0          $  908,000        $       0          $  162,000(1)
                                          ===========     =========          ==========        =========          ==========



Reserve for obsolescence:

       1995                               $ 3,382,000     $       0          $2,340,000        $       0          $1,716,000
                                          ===========     =========          ==========        =========          ==========


       1994                               $ 2,870,000     $ (10,000)(3)      $1,840,000        $       0          $1,318,000
                                          ===========     =========          ==========        =========          ==========


       1993                               $ 2,658,000     $       0          $  503,000        $ 281,000          $  572,000
                                          ===========     =========          ==========        =========          ==========


                                             Balance
                                             at end
             Description                     of period
             -----------                     ---------
Allowance for doubtful account

       1995                                $   704,000
                                           ===========


       1994                                $ 1,229,000
                                           ===========


       1993                                $ 1,149,000
                                           ===========



Reserve for obsolescence:

       1995                                $ 4,006,000
                                           ===========


       1994                                $3,382,000
                                           ==========


       1993                                $2,870,000
                                           ==========








(1)  Uncollectible accounts written-off, net of recoveries.
(2) Due to the adoption of FAS 109 in 1993, deferred tax benefits are no longer netted against the related valuation account.
(3)  Balances of product lines disposed of at date of sale.

                           MEDALIST INDUSTRIES, INC.

                               INDEX TO EXHIBITS
                                Item 14 (a) (3)



 Exhibit                                                  Incorporated herein                          Form 10-K
 number          Description                              by reference to                              page number
 ------          -----------                              ----------------------                       -----------
   (3) (a)       Restated Articles of                     Exhibit 3.4 to 10-Q for
                 Incorporation-June 15, 1990              quarter ended June 30, 1990

       (b)       Bylaws as amended                        Exhibit 28 to 10-Q for quarter
                 February 21, 1991                        ended March 31, 1991

       (c)       Bylaws as amended                        Exhibit 3(c) to 10-K for year
                 February 21, 1995                        ended December 31, 1994

       (d)       Bylaws as amended                                                                         28
                 April 27, 1995

   (4) (a)       Indenture dated as of July 1,            Exhibit 4(c) to
                 1986, between Medalist                   Registration Statement
                 Industries and the Marine                No. 33-6040
                 Trust Company N.A., as trustee,
                 relating to registrant's 7 1/2%
                 Convertible Subordinated
                 Debentures.

       (b)       Instruments defining the rights
                 of security holders, including
                 indentures: Registrant agrees to
                 furnish upon request a copy of
                 any such instruments with respect
                 certain long-term debt where the
                 amount of securities outstanding
                 thereunder does not exceed 10
                 percent of consolidated total
                 assets.

       (c)       U.S. $40,000,000 Credit                  Exhibit 4(c) to Form 10-K
                 Agreement by and between                 for 1992
                 Medalist Industries, Inc. and
                 Harris Trust and Savings Bank,
                 dated January 29, 1993 (incorporated
                 by reference)

       (d)        Fifth Amendment to U.S. $40,000,000                                                     29 - 43
                 Credit Agreement by and between
                 Medalist Industries, Inc. and Harris Trust
                 and Savings Bank, dated December 29, 1995

(10)             Material contracts:

                 a. Description of Management             Exhibit 10(c) to Registration
                    Incentive Plans                       Statement No. 33-6040

                           MEDALIST INDUSTRIES, INC.

                               INDEX TO EXHIBITS
                                Item 14 (a) (3)



 Exhibit                                                  Incorporated herein                          Form 10-K
 number          Description                              by reference to                             page number
 ------          -----------                              ----------------------                      -----------
                 b. Form of Indemnification               Exhibit 10 to Form
                    Agreement entered into                10-K for 1986
                    with all officers and
                    directors

                 c. Form of Severance                     Exhibit 10(g) to Form
                    Agreement                             10-K for 1987

                 d. Medalist Industries, Inc.             Exhibit 10(o) to Form
                    1990 Stock Option Plan                10-K for 1989

                 e. Medalist Industries, Inc.             Exhibit A to 1994 Annual Meeting
                    1994 Stock Option Plan                Proxy Statement, dated
                    March 23, 1994

                 f. Employment and Non-Competition        Exhibit 10.1 to Form 10-Q for
                    Agreement dated April 27, 1995        quarter ended June 30, 1995
                    between the Company and
                    James S. Dahlke

                 g. Executive Officers' Employment                                                      44 - 49
                    Contracts

  (11)           Computation of earnings per share                                                         50

  (23)           Consent of independent auditor                                                            51

SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST INDUSTRIES, INC.



By: /s/ James S. Dahlke                          /s/ John T. Paprocki
    -------------------------------------        --------------------
    James S. Dahlke                              John T. Paprocki
    President and Chief Executive Officer        Vice President and Chief
                                                  Financial Officer
                                                 (and Principal Accounting
                                                  Officer)

Date:      March 29, 1996
      -----------------------------------






                               POWER OF ATTORNEY

             KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James S. Dahlke and John T. Paprocki, and each of them, his true and lawful attorneys-in-fact and agents, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, as of March 29, 1996.





   /s/ Harry S. Burker                           /s/ John B. Howenstine
   ----------------------------------            ----------------------------
   Harry S. Burker, Director & Acting            John B. Howenstine, Director
   Chairman


   /s/ James S. Dahlke                           /s/ John S. Sammond
   ----------------------------------            ----------------------------
   James S. Dahlke, Director                     John S. Sammond, Director


   /s/ James D. Dodson                           /s/ Roger E. Secrist
   ----------------------------------            ----------------------------
   James D. Dodson, Director                     Roger E. Secrist, Director


   /s/ Peter A. Fischer                          /s/ Mark Train
   ----------------------------------            ----------------------------
   Peter A. Fischer, Director                    Mark Train, Director