Form 10-Q
period 1996-03-31
MEDALIST INDUSTRIES INC
filed 1996-05-14
CIK 64493

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996
                              ------------------------------------------
     OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

Commission file number                     1-6322
                      --------------------------------------------------------

                          Medalist Industries, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-0873294
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

                      10850 West Park Place, Suite 150
                         Milwaukee, Wisconsin  53224
                  ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (414) 359-3000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X]  Yes           [ ]  No


     Number of shares of common stock outstanding as of May 9, 1996:
3,916,281 par value $1.00 per share

PART I -- FINANCIAL INFORMATION

Item 1.  Financial statements.

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its review of estimates and accruals each quarter, and the disclosures included herein, are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Financial statements presented are:
       Balance sheets -- March 31, 1996 and December 31, 1995.
       Statement of operations for the three months ended March 31, 1996 and
         1995.
       Statement of cash flows for the three months ended March 31, 1996 and
         1995.
     Notes to condensed financial statements -- March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Revenues of $34.4 million for the first quarter ended March 31, 1996 were flat when compared to the same period in 1995. The Company's CTech Division revenues increased 6% as it began to benefit from having signed on ten new customers during 1995. The Industrial Fastener Division's revenues, adversely affected by the recent GM slowdown, were nearly flat period to period. The Hardware Division reported decreased revenues for the three month period - unable to match record level revenues during the first quarter of 1995.

     Gross margins as a percentage of net sales for the first quarter of 1996 (28.6%) improved significantly from the first quarter of 1995 (24.7%). Improved cost controls and revised pricing on new parts continued to have a positive impact at the Company's Industrial Fastener Division as its gross margin percentage increased from 22.8% for the first quarter of 1995 to 28.8% for the first quarter of 1996.

     Selling, general and administrative expenses increased 2.5% when compared to the first quarter of 1995. The CTech Division reported a 14% increase in SG & A expenses which was primarily the result of increased travel to and staffing of branch locations in order to service new customers. The Hardware and Industrial Fastener Divisions both experienced lower SG & A expenses for the first quarter of 1996 when compared to the first quarter of 1995.

     Interest expense for the first quarter was down 19.8% from the comparable period a year ago. This improvement is due to lower loan interest charges negotiated with the Company's bank group at the end of 1995 and significantly lower debt levels.

     Net income for the quarter was $1.9 million versus net income of $.5 million for the same quarter of last year. The Company had no provision for income taxes in 1996 or 1995 due to utilization of net operating loss carryforwards.

CHANGES IN FINANCIAL CONDITION

     The Company's working capital increased from $27.5 million at December 31, 1995 to $27.8 million at March 31, 1996. A $1.8 million increase in accounts receivable, due to seasonality and increased sales at the CTech Division, was offset by increases in accounts payable and accruals. The increase in accounts payable was concentrated at the CTech Division as this division built up inventory to meet new customer demand. The inventory build up at CTech was offset by decreases at the Company's other two divisions. The Company had no material outstanding commitments for capital expenditures at March 31, 1996.

     Improved operating results and cash flows enabled the Company to pay down $2.3 million of its bank debt during the first three months of 1996. Its debt to equity ratio decreased from 51.3% at December 31, 1995, to 48.0% at March 31, 1996. As reported in the Company's Annual Report on Form 10-K, the Company's credit facility was amended effective January 2, 1996. Through this amendment, the Company's lenders extended the Company's credit facility through January 14, 1998, revised covenants for 1996 and reduced loan interest charges. The first quarter results were within these 1996 covenants.

     On January 8, 1996 the Company announced that its Board of Directors had approved merger plans with Illinois Tool Works Inc. (ITW). Under the merger agreement, each share of Medalist stock would be valued at $14.50 and converted into the appropriate number of ITW shares, based upon an average closing price for ITW shares for the ten day period just prior to the closing date of the merger. The merger requires a 66 2/3% affirmative vote by Medalist shareholders of record. A special shareholders meeting has been scheduled for May 29, 1996 to consider and vote upon the proposed merger.

Balance sheets
Dollars in thousands (unaudited)
================================================================================

                                                  March 31,         December 31,
                                                  1996              1995
                                                  ---------         ------------
Assets
     Current assets:
      Cash                                        $      1,062      $       434
      Accounts receivable, less allowance
       for doubtful accounts of $666 and $704           16,822           14,997
      Inventories                                       28,872           29,030
      Prepaid expenditures and other                     2,614            2,772
                                                  ------------      -----------
      Total current assets                              49,370           47,233

     Other assets:
      Intangibles less accumulated amortization
       of $5,752 and $5,476                             20,406           20,682
      Other noncurrent assets                            5,716            5,674
                                                  ------------      -----------
      Total other assets                                26,122           26,356

     Plant and equipment, at cost:
      Land & buildings                                     604              593
      Machinery and equipment                           27,188           27,010
                                                  ------------      -----------
      Total                                             27,792           27,603
      Less accumulated depreciation                     13,847           13,205
                                                  ------------      -----------
      Net plant and equipment                           13,945           14,398
                                                  ------------      -----------
     Total assets                                 $     89,437     $     87,987
                                                  ============      ===========

Liabilities and stockholders' equity
     Current liabilities:
      Accounts payable                            $     11,374      $    10,231
      Accrued income taxes                                 154              183
      Accrued liabilities                                7,016            6,258
      Current maturities of long term debt               3,016            3,017
                                                  ------------      -----------
      Total current liabilities                         21,560           19,689

Long-term liabilities:
     Long-term debt                                     23,801           26,134
     Convertible subordinated debentures                 7,242            7,242
     Other Liabilities                                   3,160            3,234
                                                  ------------      -----------
     Total long-term liabilities                        34,203           36,610

Stockholders' equity
     Common stock ($1.00 par value), authorized
      10,000,000 shares, issued 3,898,281 shares
      March 31, 1996 and 3,881,025 shares
      December 31, 1995                                  3,898            3,881
     Capital in excess of par value                     17,265           17,170
     Retained earnings                                  12,511           10,637
                                                  ------------      -----------
     Total stockholders' equity                         33,674           31,688
                                                  ------------      -----------
Total liabilities and stockholders' equity        $     89,437      $    87,987
                                                  ============      ===========

==============================================================================

Statement of operations
Dollars in thousands except per share data (unaudited)
==============================================================================

                                                    Three months
                                                    --------------------------
                                                    Periods ended March 31
                                                    --------------------------
                                                       1996             1995
                                                    ---------         --------
Net sales                                           $  34,352         $ 34,419
     Cost of products sold                             24,542           25,919
     Selling, general & administration                  7,114            6,940
                                                    ---------         --------

Operating income                                        2,696            1,560

     Interest expense                                     822            1,025
                                                    ---------         --------

Income before income taxes                              1,874              535

     Provision for income taxes                             0                0
                                                    ---------         --------

Net income                                          $   1,874         $    535
                                                    =========         ========

Earnings per share
     (based on average outstanding
     common stock and common stock equivalents)
     Primary
     Net income                                     $    0.47         $   0.14
                                                    =========         ========


     Assuming full dilution
     Net income                                     $    0.46         $   0.14
                                                    =========         ========

Average shares outstanding:
     Primary                                        4,001,022        3,854,408
     Full Dilution                                  4,414,889        3,854,408

==============================================================================

Statement of cash flows
Dollars in thousands (unaudited)
==============================================================================

                                                     Three months
                                                     --------------------------
                                                     Periods ended March 31
                                                     --------------------------
                                                         1996           1995
                                                     ------------   -----------
Cash flows from operating activities
     Net income                                      $      1,874   $       535
     Adjustments to reconcile net income
      to net cash provided by (used in) operating
      activities:
     Depreciation                                             741           820
     Amortization                                             276           307

Changes in
     Accounts receivable                                   (1,825)       (2,152)
     Inventories                                              158        (  213)
     Prepaid expenditures                                     135           122
     Accounts payable and accrued liabilities               1,965           611
     Accrued income taxes                                     (29)            0
     Noncurrent assets and liabilities                       (116)         (234)

                                                     ------------   -----------
     Net cash provided by (used in) continuing
      operations                                            3,179          (204)

Cash flows (used) by
     discontinued operations                                  (42)          (83)

Cash flows from investing activities
     Purchases of plant and equipment                        (287)         (154)
     Proceeds from disposal of plant and equipment              0            29
                                                     ------------   -----------
     Net cash used by investing activities                   (287)         (125)

Cash flows from financing activities
     Net bank debt (decrease)                              (2,328)         (519)
     Net subordinated debenture (decrease)                      0          (484)
     Net capital lease (decrease)                              (6)           (6)
     Proceeds from sale of common stock                       112           142
                                                     ------------   -----------
     Net cash (used) by financing activities               (2,222)         (867)

                                                     ------------   -----------
Net increase (decrease) in cash                               628        (1,279)


Cash at beginning of period                                   434         1,765
                                                     ------------   -----------

Cash at end of period                                $      1,062   $       486
                                                     ============   ===========

Cash paid for:
     Interest                                        $        619  $        882
     Income taxes                                    $         29  $         15

Notes to condensed financial statements
Dollars in thousands (unaudited)
==============================================================================

1. The statements presented herein reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods shown. Operating results for the period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.


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

                                             March 31,         December 31,
                                               1996               1995
                                             ---------         ------------
     Raw materials                          $     3,876        $     4,108
     Work in process                              4,049              4,525
     Finished product                            20,947             20,397
                                            -----------        -----------
     Total                                  $    28,872        $    29,030
                                            ===========        ===========

3. The earnings per common share computation for the periods ended March 31, are as follows:

                                      Three months ended March 31,
                                      -----------------------------------------
                                           1996                  1995
                                      -------------------   -------------------

                                      Shares     Earnings   Shares     Earnings
                                      ------     --------   ------     --------
Primary
     Average shares outstanding      3,894,808             3,854,408
     Net income                                  $  1,874              $    535
     Assumed issuance of stock upon
     the exercise of stock options     106,214          0          0          0
                                     ---------   --------  ---------   --------
     Basis of primary computation    4,001,022   $  1,874  3,854,408   $    535
                                     =========   ========  =========   ========
     Income per share                            $   0.47              $   0.14
                                                 ========              ========

Fully diluted
     Average shares outstanding      3,894,808             3,854,408
     Net income                                  $  1,874              $    535
     Assumed issuance of stock upon
      the exercise of stock options    106,214          0          0          0
     Assumed issuance of common
       stock upon the conversion of
       Convertible Subordinated
       Debentures and the
       elimination of related
        after-tax expense              413,867        146          0          0
                                     ---------   --------  ---------   --------

     Basis of fully-diluted
        computation                  4,414,889   $  2,020  3,854,408   $    535
                                     =========   ========  =========   ========
     Income per share                            $   0.46              $   0.14
                                                 ========              ========


PART II -- OTHER INFORMATION

Item 1.    Legal proceedings.  N/A

Item 2.    Changes in securities.  N/A

Item 3.    Defaults upon senior securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders.  N/A

Item 5.    Other Information.
           The Company filed its report on Form 10-K on April 1, 1996 and filed its proxy statement on April 22, 1996.

Item 6.    Exhibits and reports on Form 8-K.
           The Company filed a report on Form 8-K on January 8, 1996 reporting that its Board of Directors had approved merger plans with Illinois Tool Works Inc., subject to a favorable shareholder vote which is scheduled for May 29, 1996. The merger is expected to become effective as soon as possible thereafter.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Medalist Industries, Inc.



By:  /s/ James S. Dahlke        05/14/96       /s/ John T. Paprocki  05/14/96
     -------------------------------------    --------------------------------
     James S. Dahlke             Date         John T. Paprocki         Date
     President and Chief Executive Officer    Chief Financial Officer